Form 10-Q
period 1995-09-30
CLOVER APPRECIATION PROPERTIES I L P
filed 1995-11-13
CIK 837103

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________

FORM  10Q

(Mark One)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended  September 30, 1995

OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from           to

Commission file number 33-23463

      CLOVER APPRECIATION PROPERTIES I, L.P
(Exact name of registrant as specified in its charter)

      DELAWARE
(State or other jurisdiction of incorporation or organization)

         22-2898428
 (IRS employer identification no.)

23 WEST PARK AVENUE, MERCHANTVILLE, NEW JERSEY         08109
(Address of principal executive offices)                       (Zip code)

Registrant's telephone number, including area code (609) 662-1116

________________________________________________________________
Former name, address and former fiscal year, if changed since last report

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days  Yes    X    No


CLOVER APPRECIATION PROPERTIES I, L.P.
BALANCE SHEETS
(Unaudited)

ASSETS


                                   September 30,     December 31,
                                              1995               1994____


CURRENT ASSETS
  Cash                                   $     171,410      $    118,590
  Prepaid expenses                               4,364             2,733
  Rents receivable                               4,447                 -
  Real estate tax escrow                        46,858            34,697
      Total current assets                     227,079           156,020

INVESTMENT PROPERTY, at cost                10,090,130        10,090,130
  Less - accumulated depreciation            1,742,403         1,540,362
      Net investment property                8,347,727         8,549,768

OTHER ASSETS
  Utility deposits                                 770               770

TOTAL ASSETS                              $  8,575,576      $  8,706,558

  LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
  Current maturities of mortgage payable  $     68,349      $    63,903
  Accounts payable                              32,218           58,414
  Accrued interest                              55,588           55,944
  Accrued expenses                              55,753           17,187
  Tenants' security deposits                    37,416           30,257
  Prepaid rents                                  8,291           16,946
     Total current liabilities                 257,615          242,651

MORTGAGE PAYABLE,
    Less current maturities                  7,343,440        7,395,273

DUE TO AFFILIATES                              808,896          799,774
      Total liabilities                      8,409,951        8,437,698

PARTNERS' CAPITAL
  General partner (deficit)                    (34,801)         (33,769)
  Limited partners                             200,426          302,629
   Total partners' capital                     165,625          268,860

TOTAL LIABILITIES AND PARTNERS'
CAPITAL                                   $  8,575,576      $ 8,706,558


The accompanying notes are an integral part of these financial statements.



CLOVER APPRECIATION PROPERTIES I, L.P.
STATEMENTS OF OPERATIONS
(Unaudited)


                                             For the Nine Months Ended
                                       September 30, 1995   September 30, 1994


REVENUES
  Rental income                          $     1,112,396       $     1,042,051
  Other income                                         -                 1,561
  Interest Income                                    353                 1,262
Total revenues                                 1,112.749             1,044,874


EXPENSES
  Professional services                           14,048               30,952
  Interest                                       502,735              507,365
  Operating expenses(Including affiliate
    transactions of $9,122 and $60,817
    for the nine months ended 09/30/95
    and 09/30/94, respectively)                  497,160              495,085
  Depreciation                                   202,041              199,138
    Total expenses                             1,215,984            1,232,540

NET (LOSS)                               $      (103,235)      $     (187,666)


NET (LOSS) PER LIMITED
 PARTNERSHIP UNIT                        $        (28.46)      $       (51.74)


The accompanying notes are an integral part of these financial statements.



CLOVER APPRECIATION PROPERTIES I, L.P.
STATEMENTS OF OPERATIONS
(Unaudited)


                                            For the Three Months Ended
                                      September 30, 1995    September 30, 1994


REVENUES
  Rental income                       $      382,312        $      355,908
  Other income                                     -                   234
  Interest Income                                  -                   416
    Total revenues                           382,312               356,558


EXPENSES
  Professional services                        5,399                 4,031
  Interest                                   167,887               168,783
  Operating expenses (Including affiliate
    transactions of $0 and $19,478 for
    the three months ended 09/30/95 and
    09/30/94, respectively)                  190,919               166,730
  Depreciation                                67,347                66,380
    Total expenses                           431,552               405,924

NET (LOSS)                            $      (49,240)      $       (49,366)


NET (LOSS) PER LIMITED
 PARTNERSHIP UNIT                     $       (13.57)      $        (13.61)


The accompanying notes are an integral part of these financial statements.




CLOVER APPRECIATION PROPERTIES I, L.P.
STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
(Unaudited)


                                General        Limited
                                Partner        Partners       Total


Balances (Deficit) at
 January 1, 1995                $   (33,769)   $   302,629    $  268,860

Net (loss) for the nine months
  ended September 30, 1995           (1,032)      (102,203)     (103,235)

Balances (Deficit) at
   September 30, 1995           $   (34,801)   $   200,426    $  165,625


The accompanying notes are an integral part of these financial statements.



CLOVER APPRECIATION PROPERTIES I, L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)


                                              For the Nine Months Ended
                                       September 30, 1995   September 30, 1994


OPERATING ACTIVITIES
Cash received from rentals               $   1,099,294     $   1,071,991
Cash paid for operating expenses              (496,349)         (484,906)
Interest received                                  353             1,262
Interest paid                                 (503,091)         (507,690)
Other income received                                -             1,561
   Net cash provided by operating
      activities                               100,207            82,218


FINANCING ACTIVITIES
Repayment of mortgage payable                  (47,387)          (43,322)


   Net increase in cash                         52,820            38,896

Cash, beginning of period                      118,590           102,644

Cash, end of period                      $     171,410     $     141,540

RECONCILIATION OF NET (LOSS) TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES

  NET (LOSS)                             $    (103,235)    $    (187,666)

Adjustments
   Depreciation                                202,041           199,138
   (Increase) decrease in prepaid
     expenses                                   (1,631)            4,476
   (Increase) decrease in rents
     receivable                                 (4,447)            5,588
   (Increase) in real estate tax escrow        (12,161)          (37,309)
   (Decrease) in accounts payable              (26,196)          (10,233)
   Increase in security deposits                 7,159             7,190
   (Decrease) increase in prepaid rents         (8,655)           17,162
   Increase in accrued expenses                 38,566            25,940
   Increase in due to affiliates                 9,122            58,257
   (Decrease) in accrued interest                 (356)             (325)

Total adjustments                              203,442           269,884

NET CASH PROVIDED BY OPERATING
  ACTIVITIES                             $     100,207     $      82,218


The accompanying notes are an integral part of these financial statements.


CLOVER APPRECIATION PROPERTIES I, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1995
(Unaudited)


Readers of this quarterly report should refer to the Partnership's audited financial statements as of December 31, 1994, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

1.  Investment Property:

On January 25, 1989, the Partnership acquired the Royal Wood
Apartments, a 256-unit residential complex located in Stone
Mountain, Georgia.

   The investment property at September 30, 1995 consists of:


           Land                                $ 1,171,749
           Apartment buildings                   8,138,448
           Furniture and fixtures                  779,933

                                                10,090,130
           Less: accumulated depreciation        1,742,403
                                               $ 8,347,727

2.  Transactions with Affiliates:

Effective February 21, 1995, NPI-CL Management, L.P. ("NPI") which is unaffiliated with the General Partner, replaced an affiliate of the General Partner as Property Manager. Until this time, as compensation for property management services performed by an affiliate of the General Partner with respect to the Property, the affiliate was entitled to a management fee in an amount not to exceed 5% of gross revenues. These fees were accrued but cannot be paid until the mortgage payable is satisfied.

Per the loan modification agreement, only approved expenses, which are expenses that relate to the operation, management or ownership of the property, are permitted to be paid.

CLOVER APPRECIATION PROPERTIES I, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 1995
(Unaudited)

2.  Transactions with Affiliates (continued):

Approved expenses did not include management fees and payments to reimburse the General Partner and its affiliates except for health insurance costs and computer fees.
Certain reimbursable costs due to the affiliate have also been accrued.


The General Partner and its affiliates have made certain advances to enable the Partnership to avoid incurring late charges on the mortgage payable which is due on the first day of each month, prior to the receipt of monthly rents from residents. As of September 30, 1995, advances due to the General Partner and its affiliates were $321,293.


                                                     Reimbursable
                                      Management       Costs and
                                        Fees            Advances


     Due to affiliates balance at
        January 1, 1995               $  376,439     $  423,335
     Incurred/received during the
        nine months ended
        September 30, 1995                 8,610            512
     Paid during the nine months
        ended September 30, 1995               -              -
     Due to affiliates balance at
        September 30, 1995            $  385,049    $   423,847


3.  General:

The financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of results for the interim period presented. Such adjustments are of a normal recurring nature.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Financial Condition; Liquidity and Capital Resources

     The Partnership owns one residential apartment complex located in DeKalb County, Georgia. The Partnership acquired Royal Wood Apartments on January 25, 1989 from an unaffiliated third party. The Partnership derives its revenues from rental income from its property and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments.

     On September 30, 1995, the Partnership had cash on hand of $171,410, including cash reserves of $129,409 and $42,001 in security deposits. Total cash on hand on December 31, 1994 of $118,590 included cash reserves of $88,920 and $29,670 in security deposits. While the Partnership is currently able to satisfy its current obligations with cash flows from operations, the General Partner believes that if there should be a reversal of the real estate market in the locality where the Royal Wood Apartments is located, then it would be likely that the Partnership's current funds, together with cash flows from operations, would not be sufficient to meet the Partnership's liquidity requirements. The Partnership's working capital deficit was $30,536 on September 30, 1995 as compared to $86,631 on December 31, 1994. The decrease in the deficit is primarily attributable to an increase in cash and a decrease in accounts payable, partially offset by an increase in accrued expenses.

     The Partnership's net cash flow from operations was $100,207 for the nine months ended September 30, 1995 as compared to $82,218 for the same period in 1994. The increase in net cash flow from operations during the nine months ended September 30, 1995 is primarily attributable to an increase in cash received from rentals partially offset by an increase in cash paid for operating expenses and decreases in interest received and other income. No distributions to partners were made during the nine months ended September 30, 1995, and it is unlikely that distributions will be made in the foreseeable future.

     As of September 30, 1995, the Partnership owed a total of $808,896 to Clover and its affiliates, including $385,049 in accrued property management fees and $423,847 in reimbursable costs and advances made to or on behalf of the Partnership. The payment of such costs will be made from the Partnership's cash flow when available (subject to the restrictions imposed by the Partnership's mortgage loan) and from the proceeds of any sales or refinancing of Partnership assets.

     Effective February 21, 1995, the General Partner and certain of its affiliates entered into an agreement with NPI-CL Management L.P. ("NPI"), an entity unaffiliated with the Partnership or its General Partner, pursuant to which NPI began providing day-to-day asset management services for the Partnership as well as property management services for the Partnership. NPI is an affiliate of National Property Investors, Inc., a diversified real estate management company with offices in Jericho, New York and Atlanta, Georgia.

     On August 17, 1995 the partners of NPI agreed to sell their interest in NPI to an affiliate of Insignia Financial Group, Inc. ("Insignia"). According to Commercial Property News and the National Multi-Housing Council, Insignia is the largest property manager in the United States. The sale of the partnership interest in NPI is subject to certain conditions and is expected to close in January 1996. The General Partner does not believe this transaction will have a significant impact on the Partnership.

Results of Operations

     Total revenues for the three and nine months ended September
30, 1995 were $382,312 and 1,112,749, respectively, as compared to $356,558 and $1,044,874 for the same periods in 1994. The increase in total revenues for the three and nine months ended
September 30, 1995 is attributable to an increase in rental revenues.

     Rental income for the three and nine months ended September 30, 1995 was $382,312 and 1,112,396, respectively, as compared to $355,908 and $1,042,051 for the same periods in 1994. The increase in rentals is primarily attributable to an increase in average occupancy and rent increases as well as a decrease in write-offs and concessions in 1995.

     The average effective rentals per unit for the three and nine months ended September 30, 1995 were $1,584 and $4,563, respectively, as compared to $1,483 and $4,342 for the same periods in 1994. The average occupancy for the three and nine months ended September 30, 1995 was 94.3% and 95.2%, respectively, as compared to 94.3% and 93.8% for the same periods in 1994. The increase in the average occupancy for the nine month period ended September 30, 1995 is primarily due to the general improvement in the residential real estate market in the surrounding area.

     Operating expenses for the three and nine months ended September 30, 1995 were $190,919 and $497,160, respectively, as compared to $166,730 and $495,085 for the same periods in 1994. The increase in operating expenses is primarily due to an increase in payroll and related costs, cleaning and decorating expenses and real estate taxes, partially offset by a decrease in management fees effective with NPI's assumption of management responsibility. Professional expenses for the three and nine months ended September 30, 1995 were $5,399 and $14,048, respectively, as compared to $4,031 and $30,952 for the same periods in 1994. The decrease in professional expenses for the nine months ended September 30, 1995 is primarily attributable to the settlement of a lawsuit in the first quarter of 1994 in which the Partnership paid a $10,000 deductible not covered by the insurance company and associated legal expenses. There were no comparable expenses for the nine months ended September 30, 1995.

     The Partnership had net income before depreciation of $18,107 and $98,806 for the three and nine months ended September 30, 1995 as compared to a $17,014 and $11,472 for the same periods in 1994. The increase in net income before depreciation for the three and nine months ended September 30, 1995 is primarily attributable to an increase in rental income partially offset by an increase in operating expenses.


PART II-OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

     No report on Form 8-K was required to be filed during the period.



SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                         CLOVER APPRECIATION PROPERTIES I, L.P.
                                         (Registrant)

                         By: Crown Management Corporation

                             By:  /S/ Donald N. Love
                                  Donald N. Love, President

                             By:  /S/ Stanley E. Borucki
                                  Stanley E. Borucki, Treasurer


Date:  November 13, 1995







8