Form 10-K405
period 1995-12-31
CLOVER APPRECIATION PROPERTIES I L P
filed 1996-04-01
CIK 837103

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                          -------------------------

                                  FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1995

                                                         or

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________ to ________

                        Commission File Number 33-23463

                     CLOVER APPRECIATION PROPERTIES I, L.P.
                     --------------------------------------
              (Exact name of registrant as specified in its charter)

     DELAWARE                                                22-2898428
- ---------------------                                      ---------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)

23 W. Park Avenue, Merchantville, NJ                               08109
- ------------------------------------                            -------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code             (609) 662-1116
- --------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X                           No
                               -----                            ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The registrant has no voting stock. The registrant's outstanding voting securities consist of units of limited partnership interest which have no readily ascertainable market value since there is no public trading market for these securities on which to base a calculation of aggregate market value.

Documents incorporated by reference: The Prospectus of the registrant dated November 15, 1988, filed with the Commission under the Securities Act of 1933 as a part of Registration Statement No. 33-23463 filed on August 1, 1988, is incorporated by reference in Parts I, II and III of this Annual Report on Form 10-K, and Supplement No. 1 to the Prospectus dated March 9, 1989, filed with the Commission pursuant to Rules 424(b)(3) and 424(c) on March 13, 1989, is incorporated by reference in Part I of this Annual Report on Form 10-K, and Supplement No. 3 dated September 22, 1989, filed with the Commission pursuant to Rules 424(b)(3) and 424(c) on September 27, 1989, is incorporated by reference in Part II of this Annual Report on Form 10-K.



                                    PART I

Item 1.  Business

         The Registrant, Clover Appreciation Properties I, L.P. (the "Partnership"), is a limited partnership formed in June 1988 under the Revised Uniform Limited Partnership Act of the State of Delaware, to acquire, operate and hold for investment existing apartment complexes located primarily in the eastern half of the United States. Crown Management Corporation, a New Jersey corporation which is a wholly-owned subsidiary of Clover Financial Corporation ("Clover"), a New Jersey Corporation, is the General Partner (the "General Partner") of the Partnership. On October 1, 1990, the Partnership sold $3,588,130 of units (the "Units") of limited partnership interest in a public offering made pursuant to a Prospectus dated November 15, 1988 (the "Prospectus") contained in the Partnership's Registration Statement on Form S-11 (the "Registration Statement") under the Securities Act of 1933 (No. 33-23463). The Partnership supplemented the Prospectus by Supplement No. 1 dated March 9, 1989 ("Supplement No. 1"), Supplement No. 2 dated August 7, 1989 ("Supplement No. 2"), Supplement No. 3 dated September 22, 1989 ("Supplement No. 3"), Supplement No. 4 dated March 21, 1990 ("Supplement
No. 4"), and Supplement No. 5 dated April 25, 1990 ("Supplement No. 5") which superseded Supplement Nos. 2 and 4.

         On January 25, 1989, the Partnership acquired the Royal Wood Apartments from an unaffiliated seller (the "Seller"), for a purchase price of $10,400,000. The Partnership also incurred costs of $45,805 in connection with the acquisition, and paid an acquisition fee of $197,505 to the General Partner upon the closing of the offering of Units. The Partnership financed the acquisition by assuming an existing first mortgage loan in the original principal amount of $8,000,000 (the "First Mortgage Loan") payable to Aetna Life Insurance Company and by obtaining interim bank financing in the amount of $2,750,000. On January 26, 1989, the Partnership sold back to the Seller an undeveloped parcel of land (approximately 15 acres) at the Royal Wood Apartments for a cash price of $800,000, of which $200,000 was used to repay a portion of the first mortgage loan on the property, and the balance was retained by the Partnership as cash reserves. The $2,750,000 interim bank loan was subsequently refinanced with a $2,750,000 loan from an affiliate of the Partnership. The affiliate loan was repaid in full on October 1, 1990 from the net proceeds of the offering of the Units.

         The Royal Wood Apartments consist of an existing 256-unit two-story complex of garden apartments and townhouses located in the Stone Mountain area east of DeKalb County, Georgia. Reference is made to the sections contained in the Prospectus and Supplement No. 1 captioned "Real Property Investments" which provide a more detailed discussion of the Royal Wood Apartments and other competitive properties, which discussions are incorporated herein by reference.

         Although during 1995, the Partnership was able to satisfy its current obligations with cash flows from operations, the General Partner believes that if there should be a reversal of the recent improvement in the national or local economy or the real estate market in the region where the Royal Wood Apartments are located, then it would be likely that the Partnership's current funds, together with cash flows from operations, would not be sufficient to meet the Partnership's liquidity requirements. During 1995, the Partnership continued its program of offering rent concessions in order to attract and retain tenants. The Partnership expects that rent concessions will be offered when necessary in order to maintain current occupancy rates.

         The Royal Wood Apartments are subject to risks, including competition from other rental apartment and townhouse developments in the area, adverse local market conditions due to changes in economic conditions, area characteristics, interest rates, availability and cost of insurance coverage, changes in real estate tax rates or laws, rising utilities costs and operating expenses, rent control, governmental regulations, acts of God and other factors which are beyond the control of the Partnership.

         The Partnership will not purchase any additional properties and, therefore, the Partnership is entirely dependent on the performance of the Royal Wood Apartments to produce an economic return for the limited partners.


         Services at Royal Wood Apartments are performed by on-site personnel all of whom are employees of NPI-CL Management L.P. ("NPI"), an unaffiliated third party. Such services are provided pursuant to a written agreement providing for fees equal to 5% of the gross revenues from the Royal Wood Apartments. NPI replaced Allstate Management Corp., an affiliate of the General Partner, as the property manager effective February 21, 1995. At the same time, other partnerships affiliated with the General Partner also engaged NPI as property manager at rates equivalent to the rates previously paid to the prior property manager of each partnership.

         In January 1996, NPI was acquired by an affiliate of Insignia Financial Group, Inc. According to Commercial Property News and the National Multi-Housing Council, Insignia, together with its affiliates, is the largest property manager in the United States. The General Partner does not believe this transaction will have a significant impact on the Partnership.

         Reference is made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of the operations of the Partnership's business.





Item 2.  Properties
         ----------

         The Partnership's sole property is the Royal Wood Apartments. Reference is made to Item 1. Business for a description of the Royal Wood Apartments.

         The Royal Wood Apartments are subject to a mortgage with an outstanding principal balance of $7,395,273 at December 31, 1995. See Note 4 of Notes to the Partnership's Financial Statements under Item 8. Financial Statements and Supplementary Data.


         During 1995, the Partnership made [capital improvements] at an aggregate cost of $29,924. Major projects planned for 1996 include exterior wood replacement and painting at an anticipated cost of approximately $85,000 and roof replacement and carpentry work at an anticipated cost of approximately $122,000.

         The average occupancy rates at the Royal Wood Apartments for the five years ended December 31, 1991, 1992, 1993, 1994 and 1995 were 91.9%, 90.6%,
92.9%, 93.9% and 95.0% respectively, and the average effective annual rentals per unit for those five years were $5,096, $5,498, $5,650, $5,824 and $6,181, respectively. The realty tax rate for 1995 for the Royal Wood Apartments was $41.51 per $1,000 of assessed value, resulting in annual realty taxes of $126,220 for 1995. The General Partner believes that the Royal Wood Apartments are adequately covered by insurance.

Item 3.  Legal Proceedings
         -----------------

         The Partnership was a defendant in two Complaints filed on December 22, 1993 in the Superior Court of Fulton County, Georgia against the Partnership, the General Manager and certain others, arising out of two assaults which took place at Royal Woods Apartments. In each Complaint, the plaintiff alleged failure to maintain the Royal Woods Apartments and demanded compensatory damages in excess of $50,000. Both complaints were settled and except for the deductibles, the costs were covered under the Partnership's insurance policy.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

                  None.

                                    PART II

Item 5. Market for the Partnership's Units of Limited Partnership Interests and Related Security
         Holder Matters
         ----------------------------------------

         There is no public market for the Units, and it is not anticipated that a public market for the Units will develop. Transferability of Units is subject to substantial restrictions, including limitations contained in the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), included as an Exhibit to the Prospectus and incorporated herein by reference. As of March 7, 1996, 353_ limited partners held 3,591 Units of limited partnership interest.

         Cash distributions, if any, to be distributed to the partners of the Partnership are described generally at pages 25-26 in the Prospectus and page 2 in the Supplement No. 3, which descriptions are incorporated herein by reference. No distributions were made during 1995 or 1994 or the first quarter of 1996, and it is unlikely that distributions will be made in the foreseeable future.



Item 6.  Selected Financial Data
         -----------------------

                           Year Ended         Year Ended         Year Ended           Year Ended        Year Ended
                           December 31,       December 31,       December 31,         December 31,      December 31,
                           1995               1994               1993                 1992              1991
                           ----------------   -----------------  -----------------    ---------------   --------------
Total revenues             $1,502,645         $1,404,195         $1,348,665           $ 1,287,078       $ 1,212,935
Interest expense           $  670,503         $  676,685         $  682,019           $   699,646       $   717,585
Net loss                   $ (146,810)        $ (213,542)        $ (236,185)          $  (308,604)      $  (554,665)
Net income (loss)
 per Unit                  $   (40.47)        $   (58.87)        $   (65.11)          $    (85.08)      $   (152.92)
Cash distributions
 per Unit                  $    --            $   --             $    --              $     --          $     12.50
Total Assets at
 end of period             $8,487,563         $8,706,558         $8,894,576           $ 9,069,744       $ 9,349,568
Long-term debt             $8,134,271         $8,195,047         $8,182,042           $ 8,091,725       $ 8,029,205

         The above selected financial data should be read in conjunction with the financial statements for the Partnership appearing in Item 8. Financial Statements and Supplementary Data and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
         -------------------------------------------------

Financial Condition; Liquidity and Capital Resources
- ----------------------------------------------------

         On December 31, 1995, the Partnership had cash on hand of $141,781, including cash reserves of $104,782 and $36,999 in security deposits. Total cash on hand on December 31, 1994 of $118,590 included cash reserves of $88,920 and $29,670 in security deposits. While the Partnership is able to satisfy its current obligations with cash flows from operations, the General Partner believes that if there should be a reversal of the real estate market in the locality where the Royal Wood Apartments is located, then it would be likely that the Partnership's current funds, together with cash flows from operations, would not be sufficient to meet the Partnership's liquidity requirements. The Partnership's working capital deficit was $55,448 on December 31, 1995 as compared to $86,631 on December 31, 1994. The decrease in the deficit is primarily attributable to an increase in cash and accounts receivable and a decrease in accounts payable and prepaid rents, partially offset by a decrease in real estate tax escrow and an increase in accrued expenses and tenants' security deposits.

                  The Partnership's net cash flow from operations was $117,018 in 1995 as compared to $140,208 in 1994 and $57,716 in 1993. The decrease of $23,190 in 1995 as compared to 1994, is primarily due to an increase in cash paid for other expenses, partially offset by an increase in cash received from rentals and a decrease in interest paid. The increase of $82,492 in 1994 as compared to 1993 was primarily due to an increase in cash received from rentals. No distributions to partners were made during 1995 and it is unlikely that distributions will be made in the foreseeable future.

                  As of December 31, 1995, the Partnership owed a total of $808,896 to Clover and its affiliates, including $385,049 in accrued and unpaid property management fees and $423,847 in reimbursable costs and advances made to or on behalf of the Partnership. The payment of such costs will be made from the Partnership's cash flow when available (subject to the restrictions imposed by the Partnership's mortgage loan) and from the proceeds of any sales or refinancing of Partnership assets.

         Results of Operations
         ---------------------

                  Total revenues for the year ended December 31, 1995 were $1,502,645 as compared to $1,404,195 and $1,348,665 for the years ended December 31, 1994 and 1993, respectively. The increases in total revenue in 1995 and 1994 are primarily attributable to increases in rental income. The increases in rental income of $102,256 from 1994 to 1995 and $56,246 from 1993 to 1994 are the result of increases in occupancy and rental rates combined with a decrease in concessions and write-offs.

                  The average effective rentals per unit were $6,177, $5,824 and $5,650 for 1995, 1994 and 1993, respectively. The average occupancy was 95.0%, 93.9% and 92.9% in 1995, 1994 and 1993, respectively. The increases in average occupancy are primarily attributable to the general improvement in the residential real estate market in the surrounding area.

                  Operating expenses were $688,325, $633,470 and $608,186 in 1995, 1994 and 1993, respectively. The increase in 1995 as compared to 1994 is primarily due to increases in cleaning and decorating expenses, repairs and maintenance, payroll and related costs and real estate taxes, partially offset by a decrease in management fees effective with NPI's assumption of management responsibility. Under the terms of the Property Management Agreement, NPI does not charge a management fee. The increase in 1994 as compared to 1993, is primarily due to increases in repairs and maintenance and office and miscellaneous costs. Professional services were $21,934, $41,096 and $25,308 for 1995, 1994 and 1993, respectively. The decrease in 1995 as compared to 1994 and the increase in 1994 over 1993, was primarily due to the settlement of a lawsuit in 1994 in which the Partnership paid a $10,000 deductible not covered by the insurance company and related legal expenses. Credit and collection fees were also reduced in 1995.

                  The Partnership had net income before depreciation of $121,883, $52,944 and $33,152 for 1995, 1994 and 1993, respectively. The increase in 1995 as compared to 1994 is primarily due to increased rental income and a decrease in professional services, partially offset by an increase in operating expenses. The increase in 1994 as compared to 1993 is also primarily due to increased rental income, partially offset by increases in operating expenses and professional services.




Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------




                    Clover Appreciation Properties I, L.P.

                                   Contents


Report of Independent Certified Public Accountants

Financial statements
    Balance sheets
    Statements of operations
    Statements of partners' capital
    Statements of cash flows

Summary of significant accounting policies

Notes to financial statements



Report of Independent Certified Public Accountants

Clover Appreciation Properties I, L.P.
Merchantville, New Jersey

We have audited the accompanying balance sheets of Clover Appreciation Properties I, L.P. (a Delaware limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clover Appreciation Properties I, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

January 30, 1996



December 31,                                     1995         1994


Assets

Current assets
 Cash (including $36,999 in 1995 and
  $29,670 in 1994 of cash held for
  security deposits)                      $   141,781  $   118,590
 Accounts receivable                           10,586            -
 Real estate tax escrow                        13,429       34,697
 Prepaid expenses                               9,998        2,733
                                          -----------  -----------

Total current assets                          175,794      156,020
                                          -----------  -----------

Investment property, at cost               10,120,054   10,090,130
Less accumulated depreciation               1,809,055    1,540,362
                                          -----------  -----------

Net investment property                     8,310,999    8,549,768
                                          -----------  -----------

Utility deposits                                  770          770
                                          -----------  -----------
                                          $ 8,487,563  $ 8,706,558


                    Clover Appreciation Properties I, L.P.

                                Balance Sheets


December 31,                                      1995        1994

Liabilities and Partners' Capital

Current liabilities
 Current maturities of mortgage payable     $   69,898  $   63,903
 Accounts payable                               37,613      58,414
 Accrued interest                               55,465      55,944
 Accrued expenses                               23,058      17,187
 Tenants' security deposits                     40,414      30,257
 Prepaid rents                                   4,794      16,946
                                            ----------  ----------

Total current liabilities                      231,242     242,651

Mortgage payable, less current maturities    7,325,375   7,395,273

Due to affiliates                              808,896     799,774
                                            ----------  ----------

Total liabilities                            8,365,513   8,437,698
                                            ----------  ----------

Commitments and contingencies

Partners' capital
 General partner (deficiency)                  (35,237)    (33,769)
 Limited partners                              157,287     302,629
                                            ----------  ----------


Total partners' capital                        122,050     268,860
                                            ----------  ----------

                                            $8,487,563  $8,706,558
                                            ==========  ==========

See accompanying summary of significant accounting policies and notes to financial statements.

                    Clover Appreciation Properties I, L.P.

                           Statements of Operations


Year ended December 31,                    1995        1994       1993

Revenues
 Rental income                       $1,502,216  $1,399,960  $1,343,714
 Other income                                -        2,291       4,372
 Interest income                            429       1,944         579
                                     ----------  ----------  ----------

Total revenues                        1,502,645   1,404,195   1,348,665
                                     ----------  ----------  ----------

Expenses
 Interest                               670,503     676,685     682,019
 Operating expenses (including
  affiliate transactions of
  $9,122 in 1995, $77,152
  in 1994 and $78,829 in 1993)          688,325     633,470     608,186
 Depreciation and amortization          268,693     266,486     269,337
 Professional services                   21,934      41,096      25,308
                                     ----------  ----------  ----------

Total expenses                        1,649,455   1,617,737   1,584,850
                                     ----------  ----------  ----------

Net (loss)                           $ (146,810) $ (213,542) $ (236,185)
                                     ==========  ==========  ==========

Net (loss) per limited
 partnership unit                    $   (40.47) $   (58.87) $   (65.11)
                                     ==========  ==========  ==========

See accompanying summary of significant accounting policies and notes to financial statements.

                    Clover Appreciation Properties I, L.P.

                        Statements of Partners' Capital

                                       General    Limited
                                       Partner   Partners     Total
                                      --------   ---------    -------

Balance, December 31, 1992            $(29,272)   $747,859   $718,587

Net (loss)                              (2,362)   (233,823)  (236,185)
                                      --------    --------   --------

Balance, December 31, 1993             (31,634)    514,036    482,402

Net (loss)                              (2,135)   (211,407)  (213,542)
                                      --------    --------   --------

Balance, December 31, 1994             (33,769)    302,629    268,860

Net (loss)                              (1,468)   (145,342)  (146,810)
                                      --------    --------   --------

Balance, December 31, 1995            $(35,237)   $157,287   $122,050
                                      ========    ========   ========

See accompanying summary of significant accounting policies and notes to financial statements.

                    Clover Appreciation Properties I, L.P.

                           Statements of Cash Flows


Year ended December 31,                    1995        1994        1993


Operating activities
 Cash received from rentals          $1,485,936  $1,417,876  $1,347,194
 Other income received                        -       2,291       4,372
 Interest received                          429       1,944         579
 Interest paid                         (670,982)   (677,123)   (682,420)
 Cash paid for other expenses          (698,365)   (604,780)   (612,009)
                                     ----------  ----------  ----------

Net cash provided by operating
 activities                             117,018     140,208      57,716
                                     ----------  ----------  ----------

Investing activities
 Expenditures for property              (29,924)    (65,837)          -
                                     ----------  ----------  ----------

Financing activities
 Loans and advances from affiliates           -           -      73,503
 Repayment of mortgage payable          (63,903)    (58,425)    (53,413)
                                     ----------  ----------  ----------

Net cash (used) provided by
 financing activities                   (63,903)    (58,425)     20,090
                                     ----------  ----------  ----------

Net increase in cash                     23,191      15,946      77,806

Cash, at beginning of year              118,590     102,644      24,838
                                     ----------  ----------  ----------

Cash, at end of year                 $  141,781  $ $118,590  $  102,644
                                     ==========  ==========  ==========

See accompanying summary of significant accounting policies and notes to financial statements.

                    Clover Appreciation Properties I, L.P.

                           Statements of Cash Flows


Year ended December 31,                    1995        1994        1993


Reconciliation of net (loss) to
 net cash provided by
 operating activities
  Net (loss)                          $(146,810)  $(213,542)  $(236,185)
                                      ---------   ---------   ---------

  Adjustments
   Depreciation and amortization        268,693     266,486     269,337
   (Increase) decrease in accounts
    receivable                          (10,586)      7,742      (3,074)
   Decrease (increase) in real
    estate tax escrow                    21,268      (9,101)    (13,896)
   (Increase) decrease in
    prepaid expenses                     (7,265)      4,674         607
   (Decrease) in accounts payable       (20,801)    (10,739)    (33,356)
   Increase (decrease) in
    accrued expenses and interest         5,392        (176)     (7,508)
   Increase in tenants' security
    deposits                             10,157       7,782       2,705
   (Decrease) increase in
    prepaid rents                       (12,152)     10,174       3,849
   Increase in due to affiliates          9,122      76,908      75,237
                                      ---------   ---------   ---------

Total adjustments                       263,828     353,750     293,901
                                      =========   =========   =========


Net cash provided by operating
 activities                           $ 117,018   $ 140,208   $  57,716
                                      =========   =========   =========


See accompanying summary of significant accounting policies and notes to financial statements.

                    Clover Appreciation Properties I, L.P.

                  Summary of Significant Accounting Policies


Rental Revenue

Rental revenue is recognized when earned and represents potential billings, net of concessions and vacancies.

Income Taxes

The Partnership has not provided for income taxes, since all income and losses are to be allocated to the partners for inclusion in their respective tax returns. The tax returns, the status of the Partnership as such for tax purposes and the amount of allocable Partnership income or loss are subject to examination by the Internal Revenue Service. If such examinations result in changes with respect to the Partnership status or in changes to allocable Partnership income or loss, then the tax liability of the partners could be changed accordingly.

Net (Loss) and Distributions Per Partnership Unit


Net (loss) and distributions per limited partnership unit are computed from the date of the closing of the Minimum Offering (October 1, 1990) based upon net (loss) and distributions allocated to the limited partners and the weighted average number of limited partnership units outstanding. Per unit information has been computed based on 3,591 weighted average limited partnership units outstanding.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    Clover Appreciation Properties I, L.P.

                         Notes to Financial Statements


1. Organization and Basis of Accounting

Clover Appreciation Properties I, L.P. (the Partnership) is a limited partnership which was formed in June 1988, in the State of Delaware for the purpose of acquiring, operating and holding, directly or indirectly, residential real estate for investment purposes. Leases primarily have a term of one year or less. The general partner of the Partnership is Crown Management Corporation (Crown), a wholly-owned subsidiary of Clover Financial

Corporation (Clover).

The Partnership's records are maintained on the accrual basis of accounting as adjusted for federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments, where applicable, to reflect the Partnership's accounts on the accrual basis of accounting according to generally accepted accounting principles (GAAP). For tax purposes, the Partnership in 1990 filed a Section 754 election due to the transfer of the limited partners' interest during the year resulting in stepped up basis of the Partnership's investment property. In addition, the costs incurred to modify the mortgage agreement in 1992 have been expensed for book purposes and capitalized for tax purposes and are being amortized over the remaining life of the mortgage.

The net effect of these items is summarized as follows:

December 31,                          1995                  1994
                                      ----                  ----

                                GAAP    Tax Basis      GAAP     Tax Basis
                            ----------  ----------  ----------  ----------

Total assets                $8,487,563  $9,719,442  $8,706,558  $9,080,085
                            ==========  ==========  ==========  ==========

Partners' capital           $  122,050  $1,353,929  $  268,860  $1,542,389
                            ==========  ==========  ==========  ==========

Net (loss)                  $ (146,810) $ (188,458) $ (213,542) $ (255,217)


                    Clover Appreciation Properties I, L.P.

                         Notes to Financial Statements


Reconciliation of net (loss) per financial statement to net (loss) per federal income tax return is as follows:

Year ended December 31,                  1995        1994        1993
                                         ----        ----        ----

Net (loss) per financial
 statement                          $(146,810)  $(213,542)  $(236,185)
Reconciling items
 Depreciation                         (34,509)    (34,536)    (34,536)
 Amortization of debt
  modification costs                   (7,139)     (7,139)     (7,139)
                                    ---------   ---------   ---------

Net (loss) per federal
 income tax return                  $(188,458)  $(255,217)  $(277,860)
                                    =========   =========   =========


2. Investment Property

This account balance refers to the Royal Wood Apartments, a 256 unit residential apartment complex located in Stone Mountain, Georgia, and it consists of:

December 31,                                     1995           1994
                                                 ----           ----

Land                                      $ 1,171,749    $ 1,171,749
Apartment buildings                         8,167,125      8,138,448
Furniture and fixtures                        781,180        779,933
                                          -----------    -----------

                                           10,120,054     10,090,130
Less accumulated depreciation               1,809,055      1,540,362
                                          -----------    -----------

                                          $ 8,310,999    $ 8,549,768
                                          ===========    ===========

Depreciation is provided over the estimated useful lives of the various assets using the straight-line method. The estimated lives range from 27 to 40 years for apartment buildings and twelve years for furniture and fixtures. Maintenance and repair costs are charged to expense as incurred. Significant betterments and improvements are capitalized.

                    Clover Appreciation Properties I, L.P.

                         Notes to Financial Statements

3. Notes and Mortgages Payable

In connection with the acquisition of Royal Wood, the Partnership assumed a first mortgage loan held by Aetna Life Insurance Company in the original amount of $8,000,000. The note is collateralized by the deed to the property and by the assignment of all rents and leases. The note bore interest at a rate of 9.375%.

On November 25, 1992, the Partnership entered into a loan modification agreement with Aetna Life Insurance Company effective May 1, 1992. The modification resulted in a reduction of the interest rate on the loan from 9.375 to 9% effective August 1, 1992. From September 1992 to June 1997, monthly payments of principal and interest of $61,053 will be made with a balloon payment of $7,288,004 due July 1, 1997, the maturity date of the mortgage. The lender agreed to waive all default charges and late fees.

The modification also provided for the following:

Additional principal payments equal to the excess cash flow, as defined in the agreement as all operating income less approved expenses for the fiscal years ended June 30, 1993 through 1996. Approved expenses are day to day expenses relating to the operation, management or ownership of the property exclusive of management fees, payments to the Partnership or the General Partner and affiliates, except for health insurance costs and computer fees.

Additional interest payments for the fiscal years ended June 30, 1995 through 1997 are to be equal to the lesser of: (a) excess cash flow as defined above or (b) 1/2 of 1% of the outstanding principal balance of the loan on June 30 of each year.

If, during any of the years ended June 30, 1995 through 1997, the additional interest payment equals or exceeds the additional principal payment for that period, no additional principal payment is due. Payment of additional interest and principal are due on July 25 of each year. Through the reporting period ended June 30, 1995 there has been no excess cash flow and, therefore, there have been no payments of additional principal and interest due as required by the provisions of the modification.


                    Clover Appreciation Properties I, L.P.

                         Notes to Financial Statements


The minimum principal payments through maturity are as follows:

Year Ending December 31,


                     1996              $   69,898
                     1997               7,325,375
                     ----              ----------

                                       $7,395,273
                                       ==========

The Partnership also delivered an unconditional and irrevocable letter of credit to Aetna Life Insurance Company in the amount of $100,000. The letter of credit expires on September 1, 1996 and is guaranteed by Clover Financial Corporation. The Partnership has agreed to maintain the letter of credit until September 1, 1997.

4. Transactions With Affiliates

Clover and its affiliates are entitled to reimbursement for administrative services rendered to the Partnership, direct expenses of Partnership operations, and goods and services used by and for the Partnership. In addition, Clover and its affiliates advanced the Partnership funds to pay initial offering, organizational, and acquisition costs, as well as to fund additional working capital outlays. These advances are non-interest bearing and a portion of the advances were repaid by the Partnership from the proceeds of the sale of limited partnership units. Clover and its affiliates also advanced the

Partnership funds to pay the first and second quarter 1991 distributions. As of both December 31, 1995 and 1994, advances due to Clover and its affiliates were $321,293.

Per the loan modification agreement, only approved expenses, which are expenses that relate to the operation, management or ownership of the property, are permitted to be paid. Approved expenses do not include management fees and payments to reimburse the General Partner and its affiliates except for health insurance costs and computer fees.


                    Clover Appreciation Properties I, L.P.

                         Notes to Financial Statements


Effective February 21, 1995, NPI-CL, L.P. ("NPI") which is unaffiliated with the general partner, replaced an affiliate of the general partner as property manager. Until that time, as compensation for property management services performed with respect to the Property, the affiliate was entitled to fees in an amount not to exceed 5% of gross revenues. These fees were accrued but cannot be paid until the mortgage payable is satisfied.

                                             Reimbursable
                                  Management    Costs and
                                        Fees     Advances       Total
                                  ---------- ------------       -----

Due to affiliates, balance
 at January 1, 1993                 $237,959     $336,167     $574,126

Incurred during 1993                  67,472       84,860      152,332
Payments during 1993                       -       (3,592)      (3,592)


Due to affiliates, balance
 at December 31, 1993                305,431      417,435      722,866

Incurred during 1994                  71,008        6,144       77,152
Payments during 1994                       -         (244)        (244)
                                    --------     --------     --------

Due to affiliates, balance
 at December 31, 1994                376,439      423,335      799,774

Incurred during 1995                   8,610          512        9,122
Payments during 1995                       -            -            -
                                    --------     --------     --------

Due to affiliates, balance
 at December 31, 1995               $385,049     $423,847     $808,896




                    Clover Appreciation Properties I, L.P.

                         Notes to Financial Statements

5.Partnership Agreement

Pursuant to the terms of the Partnership Agreement, the net losses through September 1990 were allocated 1% to the General Partner and 99% to the Initial Limited Partner. After the sale of the Minimum Offering and the admission of additional limited partners to the Partnership, all items of income, gain and loss and distributions of cash are allocated as follows:

Net income of the Partnership from operations will be allocated as follows:

(a) first, if the Partnership made net cash receipts distributions with respect to such period, an amount of net income up to the amount of such net cash receipts distributions shall be allocated among the part- ners in the same proportions as such net cash receipts distributions were made; provided, however, that if the total amount of net income is less than the amount of net cash receipts distributions for such a period, an amount of net income equal to the amount of net cash receipts distributions distributed to the General Partner shall be allocated to the General Partner and all remaining net income shall be allocated to the Limited Partners;

(b) second, to those partners having deficit balances in their capital accounts in proportion to and to the extent of such deficits;

(c) third, to those partners, if any, who have received cumulative net cash receipts distributions in the current and prior periods in an amount in excess of the cumulative amount of net income allocated to such partners in proportion to and to the extent of any such excess and;

(d) fourth, the balance, if any, shall be allocated 10% to the General Partner and 90% to the Limited Partners in proportion to their relative ownership of units.


                    Clover Appreciation Properties I, L.P.

                         Notes to Financial Statements


Net income or gain realized by the Partnership on a sale shall be allocated in the following order of priority:

(a) first, to the partners with negative capital account balances, proportionately based on the respective negative balances in their capital accounts until each such partner has a zero capital account balance;


(b) second, to the Limited Partners until the capital account balance of each Limited Partner shall equal his adjusted capital contribution, as determined without reduction for any sale or refinancing proceeds distributed or to be distributed for the current period;

(c) third, to the Limited Partners until their capital accounts equal the sum of the priority returns (a 12% annual noncompounded cumulative return on their adjusted capital contributions) distributed or to be distributed to the Limited Partners and the amount described in subparagraph (b);

(d) any remaining amounts of net income or gain shall be allocated 15% to the General Partner and 85% to the Limited Partners in proportion to their relative ownership of units.

Net losses of the Partnership shall be allocated 1% to the General Partner and 99% to the Limited Partners, in accordance with their relative ownership of units.

Net cash receipts shall, to the extent determined by the General Partner, be distributed 10% to the General Partner and 90% to the Limited Partners quarterly with respect to the periods ending March 31, June 30, September 30, and December 31 of each year, with all amounts distributed to the Limited Partners as a group being divided among the Limited Partners in accordance with relative ownership of units. The sale and refinancing proceeds shall be distributed to the extent available first, to the Limited Partners in an amount equal to their adjusted capital contributions, second to the Limited Partners in an amount equal to their priority returns, and third, the balance shall be distributed 15% to the General Partner and 85% to the Limited Partners in accordance with their relative ownership of units.


                    Clover Appreciation Properties I, L.P.

                         Notes to Financial Statements


6. Commitments and Contingencies

The Partnership was involved in litigation arising from two complaints each seeking damages in excess of $50,000. Both complaints were settled and, except for the deductibles, the costs were covered under the Partnership's insurance policy.




Years Ended December 31, 1995, 1994 and 1993

                                                                          Cost Capitalized
                                                 Initial Cost    Subsequent to Acquisition
                                         --------------------   --------------------------
                                                Buildings and                Buildings and
Description            Encumbrance        Land   Improvements       Land      Improvements
- -----------            -----------        ----  -------------       ----      ------------
256-unit residential
 apartment complex
 located in
 Stone Mountain,
 Georgia                      Deed  $1,132,248     $8,513,557    $39,501          $434,748

(A) The aggregate cost for federal income tax purposes is equal to the amount at which the real estate is carried for financial reporting purposes, plus the additional stepped up basis due to a Section 754 election in the amount of $1,403,493.

(B) Reconciliation of real estate:

                                        1995         1994         1993
                                 -----------  -----------  -----------
Balance, at beginning of year    $10,090,130  $10,024,293  $10,024,293

Additions during year:
 Acquisition                          29,924       65,837            -
                                 -----------  -----------  -----------

Balance, at end of year          $10,120,054  $10,090,130  $10,024,293
                                 ===========  ===========  ===========

(C) Reconciliation of accumulated
    depreciation:

Balance, at beginning of year    $ 1,540,362  $ 1,273,876  $ 1,008,360
Depreciation expense                 268,693      266,486      265,516
                                 -----------  -----------  -----------

Balance, at end of year          $ 1,809,055  $ 1,540,362  $ 1,273,876
                                 ===========  ===========  ===========


                                                             Schedule III
                    Clover Appreciation Properties I, L.P.

             Schedule of Real Estate and Accumulation Depreciation


                                    Gross Amount at Which
                         Carried at December 31, 1995 (A)                              Life on Which
- ---------------------------------------------------------                           Depreciation Has
            Buildings and                                    Date of        Date       Been Computed
Land         Improvements     Total(B)    Depreciation(C)  Construction   Acquired           in 1995
- ----------  -------------    -----------  ---------------  -------------  --------  ----------------
$1,171,749    $8,948,305     $10,120,054   $1,809,055          1979       1/25/89       12-40 years


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure
         ------------------------------------------------

                  None.


                                PART III
                                --------

Item 10. Directors and Executive Officers of the Registrant
         -------------------------------------------------

         The General Partner has the sole right to manage the business of the Partnership and make any and all decisions with respect thereto. The limited partners are allowed to vote or consent only in limited circumstances as permitted by the Delaware Revised Uniform Limited Partnership Act and as specifically set forth in the Partnership Agreement. The General Partner has ultimate authority in all Partnership business decisions.

         The General Partner has the right to delegate management functions. Limited partners have no right to participate in the management of the Partnership.

         The General Partner is a New Jersey corporation which is a wholly-owned subsidiary of Clover Financial Corporation ("Clover"), a New Jersey corporation which has engaged, directly and indirectly, in real estate ownership and operation since 1972. The officers and directors of the General Partner, Donald
N. Love, Steven R. Zalkind, Diane P. Duggan and Stanley E. Borucki, are also officers and/or directors of Clover. In addition, Messrs. Love and Zalkind are the majority shareholders of Clover.

         Various relationships of the Partnership to the General Partner and its affiliates are described at pages 13-15 of the Prospectus, which description is incorporated herein by reference.

                  The executive officers and directors of the General Partner and Clover are as follows:

Name                      Age                        Position
- ----                      ---                        --------

Donald N. Love             57               President, Director
Steven R. Zalkind          53               Vice President, Director
Diane P. Duggan            53               Secretary
Stanley E. Borucki         42               Treasurer

         Mr. Love has been President and a director of the General Partner since its formation in 1986, and he is President and a director of Clover and various affiliates of Clover. Mr. Love has been associated with Clover since 1971. Mr. Love holds a B.S. degree in Business Administration from Temple University.

         Mr. Zalkind has been Vice  President and a director of the General

Partner since its formation in 1986, and he is Vice President and a director of Clover and various affiliates of Clover. Mr. Zalkind has been associated with Clover since May 1985.

         Ms. Duggan has been Secretary of the General Partner since its formation in 1986, and she serves as Secretary of Clover and various affiliates of Clover. Ms. Duggan has been associated with Clover since 1973 and has served as an officer of Clover and its affiliates since 1982.

         Mr. Borucki has served as Treasurer of the General Partner since May 1990, and he serves as Treasurer of various affiliates of Clover. He has been the Assistant Treasurer of Clover since 1988. Mr. Borucki joined Clover as a staff accountant in 1977, and he served as the Controller of Clover from 1984 to 1988. Mr. Borucki is a Certified Public Accountant.

         All of the directors and executive officers of the General Partner are elected annually to the offices set forth above to hold office until their successors are duly elected and qualified.


Item 11.  Executive Compensation
          ----------------------

         The officers and directors of the General Partner receive no current or proposed direct compensation for serving in such capacities. The General Partner received acquisition fees for services rendered in connection with the selection and acquisition of direct or indirect interests in properties and the General Partner will be entitled to receive a share of cash distributions. Such fees and distributions are described generally under the caption "Compensation and Fees" at pages 10-12 and under the caption "Allocations of Profits and Losses and Cash Distributions" on pages 25-26 of the Prospectus dated September 18, 1987 and at pages A-7 to A-11 of the Partnership Agreement, included as an Exhibit to the Prospectus, which descriptions are incorporated herein by reference. Effective February 21, 1995, NPI, which is unaffiliated with the General Partner, replaced Allstate Management Corp., an affiliate of the General Partner, as the property manager of the Royal Wood Apartments. See Item 2. Properties.

         The Partnership is permitted to engage in various transactions involving the General Partner and its affiliates as described under the captions "Compensation and Fees" at pages 10-12 and "Conflicts of Interests" at pages 13-16 of the Prospectus and "Rights, Authority, Powers, Responsibilities and Duties of the General Partner" at pages A-20 to A-27 of the Partnership Agreement, included as an Exhibit to the Prospectus, which descriptions are incorporated herein by reference.

         In accordance with the Partnership Agreement, the General Partner and its affiliates may be reimbursed by the Partnership for the actual costs advanced by them for materials used by the Partnership and obtained from unaffiliated parties, administrative services and direct expenses of Partnership operations. However, the agreement entered into by the Partnership in connection with the modification of its mortgage loan prohibits the payment of any fees or costs to the General Partner other than health insurance costs and computer fees. Any other reimbursable costs are required to be accrued and may not be paid until the mortgage loan is fully paid.


         Reference is made to Note 6 of Notes to the Partnership's Financial Statements under Item 8. Financial Statements and Supplementary Data, which contain information on the amounts of acquisition fees and reimbursements which were actually earned by the General Partner and its affiliates and actually paid by the Partnership. Reference is made to the Statements of Partners' Capital (Deficiency) in the Partnership's Financial Statements under Item 8. Financial Statements and Supplementary Data, which contain information on the amount of cash distributions actually made by the Partnership to the General Partner.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management
         ---------------------------------------------------

         No person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) is known to the Partnership to be the beneficial owner of more than five percent of the outstanding Units as of March 8, 1996.

         As of March 8, 1996, the directors of the General Partner and the directors and officers of the General Partner as a group subscribed for the following Units of the Partnership:

                          Amount and nature
                           of Beneficial        Percentage
Name                     Ownership of Units      Interest
- ----                     ------------------      --------

Donald N. Love                6                     *
Diane P. Duggan               6                     *
All directors and
 officers as a group
(4 persons)                  12                     *

- -------------------
* Less than one percent

         All the outstanding shares of the Common Stock of the General Partner are owned by Clover as discussed under Item 10. Directors and Executive Officers of the Registrant.

Item 13. Certain Relationships and Related Transactions.
         ----------------------------------------------

         Since January 1, 1995, there were no significant transactions or business relationships with the General Partner or its affiliates, and none are currently proposed, other than those described in Item 11. Executive Compensation. As of December 31, 1995, the Partnership was indebted to Clover and its affiliates in the aggregate amount of $808,896, including $385,049 in accrued property management fees and $423,847 in reimbursable costs and advances made to or on behalf of the Partnership.


                              PART IV

Item 14. Exhibits. Financial Statement Schedules and
         Reports on 8-K.
         -------------------------------------------

         (a)      The following documents are filed as part of this report:

                  (1) Financial statements. See Index to Financial Statements under Item 8. Financial Statements and Supplementary Data.

                  (2) Financial statement schedules. See Index to Financial Statements under Item 8. Financial Statements and Supplementary Data.

                  (3)      Exhibits.




         * 3.1 Certificate of Limited Partnership (Exhibit 3.1 to the Registrant's Registration Statement, No. 33-23463 filed on August 1, 1988 (the "Registration Statement")).

         * 3.2 Limited Partnership Agreement (Exhibit 3.2 to the Registration Statement).

         * 3.3 First Amendment to Limited Partnership Agreement (Exhibit 3.3 of the Registration Statement).

         * 3.4   Second Amendment to Limited Partnership Agreement (Exhibit
                 3.4 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1988 (the "1988 Form 10-K")).

         * 3.5 Amended and Restated Agreement of Limited Partnership dated October 1, 1990 (Exhibit 3.5 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (the "1991 Form 10-K")).

         *10.1 Real Estate Note dated June 24, 1986 of Royal Wood Associates, together with a First Modification of Real Estate Note dated as of May 1, 1992 between the Partnership and Aetna Life Insurance Company (Exhibit 10.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (the "1992 Form 10-K")).

         *10.2 Deed to Secure Debt, Assignment of Rents and Security Agreement dated June 24, 1986 between Royal Wood Associates and Aetna Life Insurance Company, together with a First Amendment dated as of January 25, 1989 among Royal Wood Associates, Royal Wood Associates II, the Partnership and Aetna Life Insurance Company, and a Second Amendment dated June 25, 1986 between the Partnership and Aetna Life Insurance Company (Exhibit 10.3 to

                 the 1992 Form 10-K").

         *99.1 The Prospectus of the Partnership dated November 15, 1988, contained in Amendment No. 1.

         *99.2 Supplement No. 1 dated March 9, 1989 to the Prospectus, as filed with the Commission pursuant to Rules 424(b)(3) and 424(c) on March 13, 1989, and as part of Post-Effective Amendment No. 1 to the Registration Statement.

         *99.3 Supplement No. 3 dated September 22, 1989 to the Prospectus and Supplements No. 1 and 2, as filed with the Commission pursuant to Rules 424(b)(3) and 424(c) on September 27, 1989, and as part of Post-Effective Amendment No. 3 to the Registration Statement.

         *99.4 Supplement No. 5 dated April 25, 1990 to the Prospectus and Supplements No. 1 and 3 and superseding Supplement Nos. 2 and 4, as filed with the Commission pursuant to Rules 424(b)
                 (3) and 424(c) on May 2, 1990, and as part of Post-Effective Amendment No. 5 to the Registration Statement.

- -----------------

 *  Incorporated by reference.

         (b)      No reports on Form 8-K were filed during the fourth quarter of 1995.
                                 ------------------------------

         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         Pursuant to the Partnership Agreement and certain undertakings in the Registration Statement, the registrant is obligated to provide an annual report to limited partners of the Partnership on or before April 30, 1995. The Partnership will furnish copies of such report to the Commission when it is sent to the limited partners. No proxy material has been or will be furnished to limited partners.


                                  SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CLOVER APPRECIATION PROPERTIES I, L.P.

                                        CROWN MANAGEMENT CORPORATION,
                                        General Partner



Date: March 27, 1996       By:   /s/ Donald N. Love
                                -------------------------------
                                Donald N. Love, President


Date: March 27, 1996       By:  /s/ Stanley E. Borucki
                                --------------------------------
                                Stanley E. Borucki, Treasurer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Date: March 27, 1996          /s/ Donald N. Love
                           ------------------------------------
                             Donald N. Love, Director and
                             President of Crown Management
                             Corporation, the General Partner


Date: March 27, 1996         /s/ Steven R. Zalkind
                             ----------------------------------
                              Steven R. Zalkind, Director
                              and Vice-President of
                              Crown Management Corporation,
                              the General Partner