Form 10QSB
period 1996-03-31
CLOVER APPRECIATION PROPERTIES I L P
filed 1996-05-14
CIK 837103

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report
                   (As last amended by 34-32231, eff. 6/3/93.)


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 1996


[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                  For the transition period.........to.........


                         Commission file number 33-23463



                     CLOVER APPRECIATION PROPERTIES I, L.P.
        (Exact name of small business issuer as specified in its charter)



          Delaware                                             22-2898428
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                               23 West Park Avenue
                         Merchantville, New Jersey 08109
                    (Address of principal executive offices)

                                 (609) 662-1116
                              Issuer's phone number



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X  .  No      .

                                  BALANCE SHEET
                     CLOVER APPRECIATION PROPERTIES I, L.P.
                                   (Unaudited)

                                                              March 31,
                                                                1996
 CURRENT ASSETS
       Cash                                                  $   178,942
       Prepaid expenses                                            9,504
       Accounts receivable                                         7,427
   Real estate tax escrow                                         48,413
            Total current assets                                 244,286

 INVESTMENT PROPERTY, at cost                                 10,126,652
   Less - accumulated depreciation                             1,876,809
            Net investment property                            8,249,843

 OTHER ASSETS
   Utilities deposits                                                770

 TOTAL ASSETS                                                $ 8,494,899

                        LIABILITIES AND PARTNERS' CAPITAL

 CURRENT LIABILITIES
   Current maturities of mortgage payable                    $    72,019
   Accounts payable                                               63,031
   Accrued interest                                                   --
   Accrued expenses                                               54,960
   Tenants' security deposits                                     42,486
   Prepaid rents                                                   1,213
      Total current liabilities                                  233,709

 MORTGAGE PAYABLE,
     Less current maturities                                   7,300,648

 DUE TO AFFILIATES                                               808,896
     Total liabilities                                         8,343,253

 PARTNERS' CAPITAL
  General partner                                                (34,941)
  Limited partners (3,591 units
     outstanding)                                                186,587
     Total partners' capital                                     151,646

 TOTAL LIABILITIES AND PARTNERS' CAPITAL                     $ 8,494,899


   The accompanying notes are an integral part of these financial statements.


                     CLOVER APPRECIATION PROPERTIES I, L.P.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                           1996            1995
 REVENUES
    Rental income                                      $   408,507     $   361,546
    Interest income                                             --             286
          Total revenues                                   408,507         361,832

 EXPENSES
    Professional services                                    2,297           4,134
    Interest                                               166,141         167,639
    Operating expenses
    (Including affiliate transactions of
    $9,122 for the three months ended 03/31/95)            142,719         159,432
    Depreciation                                            67,754          67,347
          Total expenses                                   378,911         398,552

 NET INCOME (LOSS)                                     $    29,596     $   (36,720)

 NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT        $      8.24     $    (10.12)


   The accompanying notes are an integral part of these financial statements.


                     CLOVER APPRECIATION PROPERTIES I, L.P.
                    STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                   (Unaudited)

                                              General        Limited
                                              Partner        Partners        Total
 Balances (deficit) at
   January 1, 1996                          $  (35,237)    $   157,287    $   122,050

 Net income for the three months
   months ended March 31, 1996                     296          29,300         29,596

 Balances (Deficit) at
   March 31, 1996                           $  (34,941)    $   186,587    $   151,646

    The accompanying notes are an integral part of these financial statements


                     CLOVER APPRECIATION PROPERTIES I, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                 Three Months Ended
                                                                     March 31,
                                                               1996            1995
 OPERATING ACTIVITIES
 Cash received from rentals                                 $  408,086      $  352,385
 Cash paid for operating expenses                             (120,114)       (166,691)
 Interest received                                                  --             286
 Interest paid                                                (221,606)       (167,716)

    Net cash provided by operating activities                   66,366          18,264

 Investing Activities
 Expenditures for property                                      (6,598)             --

 FINANCING ACTIVITIES
 Repayment of mortgage payable                                 (22,607)        (15,442)

    Net increase in cash                                        37,161           2,822

 Cash, beginning of period                                     141,781         118,590

 Cash, end of period                                        $  178,942      $  121,412

 RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES

    NET INCOME (LOSS)                                       $   29,596      $  (36,720)

 Adjustments
    Depreciation                                                67,754          67,347
    (Increase) decrease in prepaid expenses                        494          (1,631)
    (Increase) decrease in accounts receivable                   3,159          (4,623)
    (Increase) in real estate tax escrow                       (34,984)        (26,238)
    (Decrease) increase in accounts payable                     25,418         (24,452)
    Increase in security deposits                                2,071           2,284
    (Decrease) in prepaid rents                                 (3,580)         (4,538)
    Increase in accrued expenses                                31,903          37,790
    Increase in due to affiliate                                    --           9,122
    (Decrease) in accrued interest                             (55,465)            (77)
 Total adjustments                                              36,770          54,984

 NET CASH PROVIDED BY OPERATING ACTIVITIES                  $   66,366      $   18,264

    The accompanying notes are an integral part of these financial statements


                     CLOVER APPRECIATION PROPERTIES I, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)


Readers of this quarterly report should refer to the Partnership's audited financial statements as of December 31, 1995, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

1. Investment Property:

On January 25, 1989, the Partnership acquired the Royal Wood Apartments, a 256-unit residential complex located in Stone Mountain, Georgia.

The Investment property at March 31, 1996 consists of:


           Land                              $ 1,171,749
           Apartment buildings                 8,167,125
           Furniture and fixtures                787,778
                                              10,126,652
           Less: accumulated depreciation      1,876,809
                                             $ 8,249,843

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

2. Transactions with Affiliates (continued) :

The General Partner and its affiliates have made certain advances to enable the Partnership to avoid incurring late charges on the mortgage payable which is due on the first day of each month, prior to the receipt of monthly rents from residents. As of March 31, 1996, advances due to the General Partner and its affiliates were $321,293.

                                                       Reimbursable
                                         Management     Costs and
                                            Fees         Advances

    Due to affiliates balance at
       January 1, 1996                    $ 385,049     $ 423,847
    Incurred/received during the three
       months ended March 31, 1996               --            --
    Paid during the three months ended
       March 31, 1996                            --            --
    Due to affiliates balance at
       March 31, 1996                     $ 385,049     $ 423,847

3. General:

The financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of results for the interim period presented. Such adjustments are of a normal recurring nature.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition; Liquidity and Capital Resources

   The Partnership owns one residential apartment complex located in DeKalb County, Georgia. The Partnership acquired Royal Woods Apartments on January 25, 1989 from an unaffiliated third party. The Partnership derives its revenues from rental income from its property and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments.

   On March 31, 1996, the Partnership had cash on hand of $178,942 including cash reserves of $141,943 and $36,999 in security deposits. Total cash on hand on December 31, 1995 of $141,781, including cash reserves of $104,782 and $36,999 in security deposits. While the Partnership is currently able to satisfy its current obligations with cash flows from operations, the General Partner believes that if there should be a reversal of the real estate market in the locality where the Royal Wood Apartments are located, then it would be likely that the Partnership's current funds, together with cash flows from operations, would not be sufficient to meet the Partnership's liquidity requirements. The Partnership's working capital was $10,576 on March 31, 1996 as compared to a working capital deficit of $55,448 on December 31, 1995. The increase in the working capital is primarily attributable to an increase in cash, real estate tax escrows and a decrease in accrued interest, partially offset by an increase in accounts payable and accrued expenses.

   The Partnership's net cash flow from operations was $66,366 for the three months ended March 31, 1996 as compared to $18,264 for the same period in 1995. The increase in net cash flow from operations during the three months ended March 31, 1996 is primarily attributable to an increase in cash received from rentals and a decrease in cash paid for operating expenses, partially offset by interest paid. Interest paid increased due to the April mortgage payment being made in March. No distributions to partners were made during the three months ended March 31, 1996, and it is unlikely that distributions will be made in the foreseeable future.

   As of March 31, 1996, the Partnership owed a total of $808,896 to Clover and its affiliates, including $385,049 in accrued property management fees and $423,847 in reimbursable costs and advances made to or on behalf of the Partnership. The payment of such costs will be made from the Partnership's cash flow when available (subject to the restrictions imposed by the Partnership's mortgage loan) and from the proceeds of any sales or refinancing of Partnership assets.

   Effective February 21, 1995, the General Partner and certain of its affiliates entered into an agreement with NPI-CL Management L.P. ("NPI"), an entity unaffiliated with the Partnership or its General Partner, pursuant to which NPI began providing day-to-day asset management services for the Partnership as well as property management services for the Partnership. NPI is an affiliate of National Property Investors, Inc. On January 19, 1996, the stockholders of National Property Investors, Inc. sold all of the issued and outstanding stock to IFGP Corporation, an affiliate of Insignia Financial Group, Inc.

Results of Operations

   Three Months Ended March 31, 1996 vs. March 31, 1995

   Total revenues for the three months ended March 31, 1996 were $408,507 as compared to $361,832 for the same period in 1995. The increase in total revenues for the three months ended March 31, 1996 is primarily attributable to an increase in rental revenues. The increase in rental revenue is primarily attributable to an increase in average occupancy and rental rate increases.

   The average effective rentals per unit for the three months ended March 31, 1996 were $1,558 as compared to $1,487 for the same period in 1995. The average occupancy for the three months ended March 31, 1996 was 96.4% as compared to 95.0% for the same period in 1995. The increase in the average occupancy for the three month period ended March 31, 1996 is primarily due to the general improvement in the residential real estate market in the surrounding area.

   Operating expenses for the three months ended March 31, 1996 were $142,719 as compared to $159,432 for the same period in 1995. The decrease in operating expenses is attributable to a decrease in administrative and maintenance expenses.

   The Partnership had net income after depreciation of $29,596 for the three months ended March 31, 1996 as compared to a net loss of $36,720 for the same period in 1995. The change in net income versus a net loss after depreciation for the three months ended March 31, 1996 is primarily attributable to an increase in rental income and a decrease in operating expenses.



                           PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

           No report on Form 8-K was required to be filed during the period.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        CLOVER APPRECIATION PROPERTIES I, L.P.

                                        By:  CROWN MANAGEMENT CORPORATION,

                                             /s/Donald N. Love
                                             Donald N. Love
                                             President


                                             /s/Stanley Borucki
                                             Stanley Borucki
                                             Treasurer

                                        Date: May 14, 1996