Form 10QSB
period 1996-06-30
CLOVER APPRECIATION PROPERTIES I L P
filed 1996-08-14
CIK 837103

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report
                   (As last amended by 34-32231, eff. 6/3/93.)


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 1996


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

                                 (609) 662-1116
                              Issuer's phone number



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X  .  No      .




                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                   CLOVER APPRECIATION PROPERTIES I, L.P.
                                  BALANCE SHEET
                                   (Unaudited)


                                                                 June 30,
                                                                   1996

                                    ASSETS
 CURRENT ASSETS
   Cash (including $36,999 of cash held
     for security deposits)                                    $   228,335
   Accounts receivable                                               7,686
   Real estate tax escrow                                           65,866
      Total current assets                                         301,887

 INVESTMENT PROPERTY, at cost                                   10,158,780
   Less - accumulated depreciation                               1,944,963
      Net investment property                                    8,213,817


 OTHER ASSETS
   Utilities deposits                                                  770

 TOTAL ASSETS                                                  $ 8,516,474


                        LIABILITIES AND PARTNERS' CAPITAL

 CURRENT LIABILITIES
   Current maturities of mortgage payable                      $    73,103
   Accounts payable                                                 70,113
   Accrued interest                                                 55,465
   Accrued expenses                                                 73,771
   Tenants' security deposits                                       42,319
   Prepaid rents                                                    16,584
      Total current liabilities                                    331,355

 MORTGAGE PAYABLE,
     Less current maturities                                     7,288,004

 DUE TO AFFILIATES                                                 808,896
      Total liabilities                                          8,428,255

 PARTNERS' CAPITAL
   General partner (deficit)                                       (35,575)
   Limited partners (3,591 units
     outstanding)                                                  123,794
      Total partners' capital                                       88,219


 TOTAL LIABILITIES AND PARTNERS' CAPITAL                       $ 8,516,474

   The accompanying notes are an integral part of these financial statements.

b)                   CLOVER APPRECIATION PROPERTIES I, L.P.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          For the Six Months Ended,
                                                       June 30,1996     June 30, 1995
 REVENUES
    Rental income                                       $   809,051       $   730,084
    Interest income                                              --               353
       Total revenues                                       809,051           730,437

 EXPENSES
    Professional services                                     7,538             8,649
    Interest                                                332,152           334,848
    Operating expenses
       (Including affiliate transactions of $0
        and $9,122 for the six months ended
        6/30/96 and 6/30/95, respectively)                  367,284           306,241
    Depreciation                                            135,908           134,694
       Total expenses                                       842,882           784,432

 NET LOSS                                               $   (33,831)      $   (53,995)

 NET LOSS PER LIMITED PARTNERSHIP UNIT                  $     (9.33)      $    (14.89)

     The accompanying notes are an integral part of these financial statements.


                       CLOVER APPRECIATION PROPERTIES I, L.P.
                              STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                                       For the Three Months Ended,
                                                     June 30, 1996     June 30, 1995
 REVENUES
    Rental income                                      $   400,544       $   368,538
    Interest income                                             --                67
       Total revenues                                      400,544           368,605

 EXPENSES
    Professional services                                    5,241             4,515
    Interest                                               166,011           167,209
    Operating expenses
       (Including affiliate transactions of
       $0 for the three months ended 6/30/96               224,565           146,809
       and 6/30/95, respectively)
    Depreciation                                            68,154            67,347
       Total expenses                                      463,971           385,880

 NET LOSS                                              $   (63,427)      $   (17,275)

 NET LOSS PER LIMITED PARTNERSHIP UNIT                 $    (17.49)      $     (4.76)

     The accompanying notes are an integral part of these financial statements.


c)                     CLOVER APPRECIATION PROPERTIES I, L.P.
                      STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                       FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                     (Unaudited)

                                              General         Limited
                                              Partner         Partners        Total
 Balance, at January 1, 1996                $  (35,237)    $   157,287    $   122,050

 Net loss for the six months
   months ended June 30, 1996                     (338)        (33,493)       (33,831)

 Balance, June 30, 1996                     $  (35,575)    $   123,794    $    88,219

      The accompanying notes are an integral part of these financial statements

d)                     CLOVER APPRECIATION PROPERTIES I, L.P.
                              STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                                  Six Months Ended
                                                                      June 30,
                                                                1996            1995
 OPERATING ACTIVITIES
 Cash received from rentals                                 $  823,741      $  722,569
 Cash paid for operating activities                           (332,143)       (300,989)
 Interest received                                                  --             353
 Interest paid                                                (332,152)       (334,848)

    Net cash provided by operating activities                  159,446          87,085

 Investing Activities
 Expenditures for property                                     (38,726)             --

 FINANCING ACTIVITIES
 Repayment of mortgage payable                                 (34,166)        (31,236)

    Net increase in cash                                        86,554          55,849

 Cash, beginning of period                                     141,781         118,590

 Cash, end of period                                        $  228,335      $  174,439

 RECONCILIATION OF NET LOSS TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES

    NET INCOME LOSS                                         $  (33,831)     $  (53,995)

 Adjustments
    Depreciation                                               135,908         134,694
    Decrease (increase) in prepaid expenses                      9,998          (8,198)
    Decrease (increase) in accounts receivable                   2,900          (4,221)
    (Increase) in real estate tax escrow                       (52,437)        (52,476)
    Increase (decrease) in accounts payable                     32,500          (5,922)
    Increase in security deposits                                1,905           4,267
    Increase (decrease) in prepaid rents                        11,790          (3,294)
    Increase in accrued expenses                                50,713          67,342
    Increase in due to affiliate                                    --           9,122
    (Decrease) in accrued interest                                  --            (234)
 Total adjustments                                             193,277         141,080


 NET CASH PROVIDED BY OPERATING ACTIVITIES                  $  159,446      $   87,085

      The accompanying notes are an integral part of these financial statements


e)                     CLOVER APPRECIATION PROPERTIES I, L.P.
                            NOTES TO FINANCIAL STATEMENTS
                                    JUNE 30, 1996
                                     (Unaudited)

Readers of this quarterly report should refer to the audited financial statements of Clover Appreciation Properties I, L.P. (the "Partnership" or "Registrant") as of December 31, 1995, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

1. Investment Property:

On January 25, 1989, the Partnership acquired the Royal Wood Apartments, a 256-unit residential complex located in Stone Mountain, Georgia.

The Investment property at June 30, 1996, consists of:


           Land                              $ 1,171,749
           Apartment buildings                 8,167,125
           Furniture and fixtures                819,906
                                              10,158,780
           Less: accumulated depreciation      1,944,963

                                             $ 8,213,817

2. Transactions with Affiliates:

Effective February 21, 1995, NPI-CL Management, L.P. ("NPI") which is unaffiliated with Crown Management Corporation, (the "General Partner") replaced an affiliate of the General Partner as Property Manager. Until this time, as compensation for property management services performed by an affiliate of the General Partner with respect to the Property, the affiliate was entitled to a management fee in an amount not to exceed 5% of gross revenues. These fees were accrued but cannot be paid until the mortgage payable is satisfied.

Per the loan modification agreement, only approved expenses, which are expenses that relate to the operation, management or ownership of the property, are permitted to be paid.

Approved expenses did not include management fees and payments to reimburse the General Partner and its affiliates except for health insurance costs and computer fees. Certain reimbursable costs due to the affiliate have also been accrued as noted in the following table.

The General Partner and its affiliates have made certain advances to enable the Partnership to avoid incurring late charges on the mortgage payable which is due on the first day of each month, prior to the receipt of monthly rents from residents. As of June 30, 1996, advances due to the General Partner and its affiliates were $321,293.


                                                       Reimbursable
                                         Management     Costs and
                                            Fees         Advances        Total
    Due to affiliates, balance at
       January 1, 1996                    $ 385,049     $ 423,847       $808,896
    Incurred during the six
       months ended June 30, 1996                --            --             --
    Paid during the six months ended
       June 30, 1996                             --            --             --
    Due to affiliates, balance at
       June 30, 1996                      $ 385,049     $ 423,847       $808,896


3. General:

The financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of results for the interim period presented. Such adjustments are of a normal recurring nature.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Item 2.    Management's Discussion and Analysis or Plan of Operation

Financial Condition; Liquidity and Capital Resources

   The Partnership owns one residential apartment complex located in the Stone Mountain area east of DeKalb County, Georgia. The Partnership acquired the Royal Woods Apartments on January 25, 1989 from an unaffiliated third party.
The Partnership derives its revenues from rental income from its property and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments.

   At June 30, 1996, the Partnership had cash on hand of $228,335 including cash reserves of $191,336 and $36,999 in security deposits. Total cash on hand at December 31, 1995, was $141,781, including cash reserves of $104,782 and $36,999 in security deposits. While the Partnership is able to satisfy its current obligations with cash flows from operations, the General Partner believes that if there should be a reversal of the real estate market in the area where the Royal Wood Apartments are located, then it would be likely that the Partnership's current funds, together with cash flows from operations, would not be sufficient to meet the Partnership's liquidity requirements. The Partnership's working capital deficit was $29,468 on June 30, 1996, compared to a working capital deficit of $55,448 on December 31, 1995. The decrease in the working capital deficit is primarily attributable to an increase in cash and real estate tax escrows, partially offset by an increase in accounts payable, accrued expenses and prepaid rents.

   The Partnership's net cash flow from operations was $159,446 for the six months ended June 30, 1996, compared to $87,085 for the corresponding period of 1995. The increase in net cash flow from operations during the six months ended June 30, 1996, is primarily attributable to an increase in cash received from rentals, partially offset by an increase in cash paid for operating activities. No distributions to partners were made during the six months ended June 30, 1996 or 1995, and it is unlikely that distributions will be made in the foreseeable future.

   At June 30, 1996, the Partnership owed a total of $808,896 to Clover and its affiliates, including $385,049 in accrued property management fees and $423,847 in reimbursable costs and advances made to or on behalf of the Partnership. The payment of such costs and advances will be made from the Partnership's cash flow when available (subject to the restrictions imposed by the Partnership's mortgage loan) and from the proceeds of any sales or refinancing of Partnership assets.

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

Results of Operations

   Total revenues for the six and three months ended June 30, 1996, were $809,051 and $400,544, respectively, compared to $730,437 and $368,605 for the corresponding period of 1995. The increase in total revenues for the six and three months ended June 30, 1996 is primarily attributable to rental rate increases at the Partnership's investment property.

   The average effective rentals per unit for the six and three months ended June 30, 1996, were $3,320 and $1,664, respectively, compared to $2,980 and $1,494 for the corresponding periods of 1995. The average occupancy for the six and three months ended June 30, 1996 was 95% and 94%, respectively, compared to 96% and 96% for the corresponding periods of 1995.

   Operating expenses for the six and three months ended June 30, 1996, were $367,284 and $224,565 respectively, compared to $306,241 and $146,809 for the corresponding periods of 1995. The increase in operating expenses is primarily attributable to an increase in repairs and maintenance expenses incurred in efforts to increase the curb appeal of the Partnership's property.

   The Partnership realized a net loss for the six and three months ended June 30, 1996, of $33,831 and $63,427, respectively, compared to $53,995 and $17,275 for the corresponding periods of 1995. The decrease in net loss for the six months ended June 30, 1996, is primarily due to an increase in rental revenue. The increase in net loss for the three months ended June 30, 1996, is primarily due to increased repairs and maintenance expenses.


                           PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits:

                Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

           (b)  Reports on Form 8-K

                None.

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


                                        Date: August 13, 1996