Form 10QSB
period 1996-09-30
CLOVER APPRECIATION PROPERTIES I L P
filed 1996-11-12
CIK 837103

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


              For the quarterly period ended September 30, 1996


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

                                              September 30,
                                                  1996

                        ASSETS

CURRENT ASSETS
 Cash (including $41,784 of cash held
     for security deposits)                    $   145,231
 Accounts receivable                                 7,957
 Prepaid expenses                                   14,144
 Real estate tax escrow                             48,838
 Investment property held for sale               7,655,000
    Total current assets                         7,871,170

OTHER ASSETS
 Utilities deposits                                    770

TOTAL ASSETS                                   $ 7,871,940

            LIABILITIES AND PARTNERS' DEFICIT

CURRENT LIABILITIES
 Mortgage payable                              $ 7,343,441
 Accounts payable                                   30,178
 Accrued interest                                   55,076
 Accrued expenses                                   79,311
 Tenants' security deposits                         43,483
 Prepaid and other liabilities                      59,460
    Total current liabilities                    7,610,949

DUE TO AFFILIATES                                  808,896
    Total liabilities                            8,419,845

PARTNERS' DEFICIT
 General partner                                   (41,937)
 Limited partners (3,591 units
   outstanding)                                   (505,968)
     Total partners' deficit                      (547,905)

TOTAL LIABILITIES AND PARTNERS' DEFICIT        $ 7,871,940

  The accompanying notes are an integral part of these financial statements

b)                      CLOVER APPRECIATION PROPERTIES I, L.P.
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                                   For the Nine Months Ended,
                                                  September 30,   September 30,
                                                      1996            1995
REVENUES
  Rental income                                   $ 1,236,524      $ 1,112,396
  Interest income                                          56              353
     Total revenues                                 1,236,580        1,112,749

EXPENSES
  Professional services                                11,461           14,048
  Interest                                            516,875          502,735
  Operating expenses
     (Including affiliate transactions of $0
      and $9,122 for the nine months ended
      9/30/96 and 9/30/95, respectively)              601,017          497,160
  Depreciation                                        204,821          202,041
  Impairment loss                                     572,361               --
     Total expenses                                 1,906,535        1,215,984

NET LOSS                                          $  (669,955)     $  (103,235)

NET LOSS PER LIMITED PARTNERSHIP UNIT             $   (184.70)     $    (28.46)

  The accompanying notes are an integral part of these financial statements.

                      CLOVER APPRECIATION PROPERTIES I, L.P.
                             STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    For the Three Months Ended,
                                                   September 30,   September 30,
                                                        1996            1995
REVENUES
  Rental income                                     $   427,473    $   382,312
  Interest income                                            56             --
     Total revenues                                     427,529        382,312

EXPENSES
  Professional services                                   3,923          5,399
  Interest                                              184,723        167,887
  Operating expenses
     (Including affiliate transactions of
      $0 for the three months ended 9/30/96             233,733        190,919
      and 9/30/95, respectively)
  Depreciation                                           68,913         67,347
  Impairment loss                                       572,361             --
     Total expenses                                   1,063,653        431,552

NET LOSS                                            $  (636,124)   $   (49,240)

NET LOSS PER LIMITED PARTNERSHIP UNIT               $   (175.37)   $    (13.57)

  The accompanying notes are an integral part of these financial statements.

c)                     CLOVER APPRECIATION PROPERTIES I, L.P.
                     STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                    (Unaudited)


                                     General        Limited
                                     Partner        Partners         Total

Balance, at January 1, 1996        $  (35,237)    $   157,287    $   122,050

Net loss for the nine months
 months ended September 30, 1996       (6,700)       (663,255)      (669,955)

Balance, September 30, 1996        $  (41,937)    $  (505,968)   $  (547,905)

 The accompanying notes are an integral part of these financial statements

d)                     CLOVER APPRECIATION PROPERTIES I, L.P.
                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                                   Nine Months Ended
                                                                      September 30,
                                                                  1996             1996
OPERATING ACTIVITIES
Cash received from rentals                                    $1,243,818       $1,099,294
Cash paid for operating activities                              (600,146)        (496,349)
Interest received                                                     56              353
Interest paid                                                   (517,264)        (503,091)

  Net cash provided by operating activities                      126,464          100,207

INVESTING ACTIVITIES
Expenditures for property                                        (71,182)              --

FINANCING ACTIVITIES
Repayment of mortgage payable                                    (51,832)         (47,387)

  Net increase in cash                                             3,450           52,820

Cash, beginning of period                                        141,781          118,590

Cash, end of period                                           $  145,231       $  171,410

RECONCILIATION OF NET LOSS TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES

  NET INCOME LOSS                                             $ (669,955)      $ (103,235)

Adjustments
  Depreciation                                                   204,821          202,041
  Impairment loss                                                572,361               --
  (Increase) in prepaid expenses                                  (4,146)          (1,631)
  Decrease (increase) in accounts receivable                       2,629           (4,447)
  (Increase) in real estate tax escrow                           (35,409)         (12,161)
  (Decrease) in accounts payable                                  (7,435)         (26,196)
  Increase in security deposits                                    3,069            7,159
  Increase (decrease) in prepaid and other liabilities             4,666           (8,655)
  Increase in accrued expenses                                    56,252           38,566
  Increase in due to affiliate                                        --            9,122
  (Decrease) in accrued interest                                    (389)            (356)
Total adjustments                                                796,419          203,442

NET CASH PROVIDED BY OPERATING ACTIVITIES                     $  126,464       $  100,207

     The accompanying notes are an integral part of these financial statements

e)                     CLOVER APPRECIATION PROPERTIES I, L.P.
                           NOTES TO FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 1996
                                    (Unaudited)

Readers of this quarterly report should refer to the audited financial statements of Clover Appreciation Properties I, L.P. (the "Partnership" or "Registrant") as of December 31, 1995, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

1.Investment Property Held for Sale:

On January 25, 1989, the Partnership acquired the Royal Wood Apartments, a 256-unit residential complex located in Stone Mountain, Georgia.

Subsequent to September 30, 1996, Crown Management Corporation (the "General Partner") distributed a notice of special meeting and proxy statement to the Limited Partners to obtain their approval of the sale of the Partnership's sole asset, the Royal Wood Apartments. The General Partner has estimated the sales value, net of costs to sell to be $7,655,000. Accordingly, the Partnership recorded an impairment loss of $572,361 for the three months ended September 30, 1996, to reduce the property's carrying value to its estimated fair value less cost to sell.

Investment property held for sale at September 30, 1996, consists of:


          Land                               $ 1,108,543
          Apartment buildings                  7,748,818
          Furniture and fixtures                 811,514
                                               9,668,875
          Less: accumulated depreciation      (2,013,875)
                                             $ 7,655,000

2.Transactions with Affiliates:

Effective February 21, 1995, NPI-CL Management, L.P. ("NPI"), which is unaffiliated with the General Partner, replaced an affiliate of the General Partner as property manager. Until this time, as compensation for property management services performed by an affiliate of the General Partner with respect to the Property, the affiliate was entitled to a management fee in an amount not to exceed 5% of gross revenues. These fees were accrued as of September 30, 1996.

Per the loan modification agreement, only approved expenses, which are expenses that relate to the operation, management or ownership of the property, are permitted to be paid. Approved expenses do not include management fees and payments to reimburse the General Partner and its affiliates except for health insurance costs and computer fees.

2.Transactions with Affiliates (continued) :

The General Partner and its affiliates have made certain advances to enable the Partnership to avoid incurring late charges on the mortgage payable which is due on the first day of each month, prior to the receipt of monthly rents from residents. As of September 30, 1996, advances due to the General Partner and its affiliates were $321,293. Certain reimbursable costs due to the affiliate have also been accrued as noted in the following table.

                                                      Reimbursable
                                         Management    Costs and
                                            Fees        Advances        Total

  Due to affiliates, balance at
    January 1, 1996                      $ 385,049      $ 423,847      $808,896

  Incurred during the nine
    months ended September 30, 1996             --             --            --

  Paid during the nine months ended
    September 30, 1996                          --             --            --

  Due to affiliates, balance at
    September 30, 1996                   $ 385,049      $ 423,847      $808,896


3.General:

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Financial Condition; Liquidity and Capital Resources

  The Partnership owns one residential apartment complex located in the Stone Mountain area east of DeKalb County, Georgia. The Partnership acquired the Royal Woods Apartments on January 25, 1989, from an unaffiliated third party. The Partnership derives its revenues from rental income from its property and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments.

  At September 30, 1996, the Partnership had cash on hand of $145,231 including cash reserves of $103,447 and $41,784 in security deposits. Total cash on hand at December 31, 1995, was $141,781, including cash reserves of $104,782 and $36,999 in security deposits. While the Partnership is able to satisfy its current obligations with cash flows from operations, the General Partner believes that if there should be a deterioration of the real estate market in the area where the Royal Wood Apartments are located, then it would be likely that the Partnership's current funds, together with cash flows from operations, would not be sufficient to meet the Partnership's liquidity requirements. The Partnership's working capital was $260,221 on September 30, 1996, compared to a working capital deficit of $55,448 on December 31, 1995. The increase in the working capital is primarily attributable to the reclassification of the partnership's investment property from a long-term asset to a current asset, partially offset by the reclassification of the mortgage balance to a current liability due to the July 1, 1997 maturity date of the mortgage. The reclassification of the investment property was necessary under the provisions of "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" once the determination to sell the property was made. This statement requires that long-lived assets that are held for disposal be reported at the lower of the assets' carrying amount or fair value less costs related to the assets' disposition. This reclassification resulted in an impairment loss of $572,361 (see Part II "Item 4").

  The Partnership's net cash flow from operations was $126,464 for the nine months ended September 30, 1996, compared to $100,207 for the corresponding period of 1995. The increase in net cash flow from operations during the nine months ended September 30, 1996, is primarily attributable to an increase in cash received from rentals, partially offset by an increase in cash paid for operating activities and interest paid. No distributions to partners were made during the nine months ended September 30, 1996 or 1995, and it is unlikely that distributions will be made in the foreseeable future, unless there are proceeds available from the sale of property and subsequent liquidation of the Partnership (see Part II "Item 4").

  At September 30, 1996, the Partnership owed a total of $808,896 to Allstate Management Corp. ("Allstate") and Clover Financial Corporation ("Clover"), including $385,049 in accrued property management fees and $423,847 in reimbursable costs and advances made to or on behalf of the Partnership. The amounts owed to Allstate and Clover will be waived and forgiven upon the occurance of a sale in connection with the proxy solicitation (see Part II "Item 4").

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


Results of Operations

  Total revenues for the nine and three months ended September 30, 1996, were $1,236,580 and $427,529, respectively, compared to $1,112,749 and $382,312 for the corresponding periods of 1995. The increase in total revenues for the nine and three months ended September 30, 1996, is attributable to rental rate and occupancy increases at the Partnership's investment property.

  The average effective rentals per unit for the nine and three months ended September 30, 1996, were $5,054 and $1,733, respectively, compared to $4,563 and $1,584 for the corresponding periods of 1995. The average occupancy for the nine and three months ended September 30, 1996, was 96%, compared to 95% and 94% for the corresponding periods of 1995.

  Operating expenses for the nine and three months ended September 30, 1996, were $591,017 and $223,733 respectively, compared to $497,160 and $190,919 for the corresponding periods of 1995. The increase in operating expenses is primarily attributable to an increase in repairs and maintenance expenses incurred in efforts to increase the curb appeal of the Partnership's property.

  The Partnership realized net losses for the nine and three months ended September 30, 1996, of $669,955 and $636,124 respectively, compared to $103,235 and $49,240 for the corresponding periods of 1995. The increase in net loss for the nine and three months ended September 30, 1996, is primarily due to an impairment loss to adjust investment property held for sale to its fair market value less costs to sell and due to the payment of cash flow interest of $19,618, partially offset by an increase in rental revenue.

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 2, 1996, the General Partner distributed a notice of special meeting and proxy statement to the Limited Partners to solicit their approval of two proposals relating to the sale of the Partnership's sole asset, the Royal Wood Apartments. The first proposal is to approve a sale (the "Sale") of the Royal Wood Apartments to a specific, unaffiliated buyer at a purchase price of $7,800,000 pursuant to a sale agreement which is expected to be executed on or about November 15, 1996. The terms of the sale agreement are described in the proxy statement.

The second proposal would authorize the sale of the Royal Wood Apartments to another buyer by the General Partner (the "Alternative Sale"). The Alternative Sale would only be authorized if the Sale is approved, but is not completed for any reason. In addition, an Alternative Sale would have to be completed prior to December 31, 1999 for a purchase price not less than the fair market value of the Royal Wood Apartments (as set forth in an appraisal dated within nine months of the execution of an Alternative Sale agreement), and the purchaser in such transaction cannot be an affiliate of the General Partner. Approval of the Sale proposal and the Alternative Sale proposal will also be a consent to the termination and dissolution of the Partnership (upon completion of either the Sale or the Alternative Sale.)

A special meeting of the Limited Partners will be held on November 27, 1996, to vote upon both proposals. Each proposal must be approved by the holders of more than 50% of the outstanding units of limited partnership interests in the Partnership.


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

                                 Date: November 12, 1996