Form 10KSB
period 1996-12-31
CLOVER APPRECIATION PROPERTIES I L P
filed 1997-03-28
CIK 837103

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(D)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                 For the fiscal year ended December 31, 1996
                                      or

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

              For the transition period from.........to.........

                       Commission file number 33-23463

                    CLOVER APPRECIATION PROPERTIES I, L.P.
                 (Name of small business issuer in its charter)
     Delaware                                                  22-2898428
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

4300 Haddonfield Road, Suite 314
    Pennsauken, NJ                                               08109
(Address of principal executive offices)                        (Zip Code)

                   Issuer's telephone number (609)662-1116

     Securities registered under Section 12(b) of the Exchange Act:  None

     Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $1,653,175

State the aggregate market value of the voting partnership interests by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days: Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the Managing General Partner's belief that such trading would not exceed $25,000,000.

Documents incorporated by reference: The Prospectus of the registrant dated November 15, 1988, filed with the Commission under the Securities Act of 1933 as a part of Registration Statement No. 33-23463 filed on August 1, 1988, is incorporated by reference in Parts I, II and III of this Annual Report on Form 10-KSB, and Supplement No. 1 to the Prospectus dated March 9, 1989, filed with the Commission pursuant to Rules 424(b) (3) and 424(c) on March 13, 1989, is incorporated by reference in Part I of this Annual Report on Form 10-KSB, and Supplement No. 3 dated September 22, 1989, filed with the Commission pursuant to Rules 424(b) (3) and 424(c) on September 27, 1989, is incorporated by reference in Part II of this Annual Report on Form 10-KSB.

                                    PART I

Item 1.   Description of Business

      Clover Appreciation Properties I, L.P. (the "Partnership"), is a limited partnership formed in June 1988, under the Revised Uniform Limited Partnership Act of the State of Delaware (the "Act"), to acquire, operate and hold for investment existing apartment complexes located primarily in the eastern half of the United States. Crown Management Corporation, a New Jersey corporation which is a wholly-owned subsidiary of Clover Financial Corporation ("Clover"), a New Jersey Corporation, is the General Partner (the "General Partner") of the Partnership. On October 1, 1990, the Partnership sold $3,588,130 of units (the "Units") of limited partnership interest in a public offering made pursuant to a Prospectus dated November 15, 1988 (the "Prospectus") contained in the Partnership's Registration Statement on Form S-11 (the "Registration Statement") under the Securities Act of 1933 (No. 33-23463). The Partnership supplemented the Prospectus by Supplement No. 1 dated March 9, 1989 ("Supplement No. 1"), Supplement No. 2 dated August 7, 1989 ("Supplement No. 2"), Supplement No. 3 dated September 22, 1989 ("Supplement No. 3"), Supplement No. 4 dated March 21, 1990 ("Supplement No. 4"), and Supplement No. 5 dated April 25, 1990 ("Supplement No. 5") which superseded Supplement Nos. 2 and 4.

      On March 12, 1997, the Partnership sold the Royal Wood Apartments (the "Royal Wood Apartments" or the "Property"), a 256-unit garden apartment complex located in DeKalb County, Georgia. The Partnership had acquired the Royal Wood Apartments on January 25, 1989 from an unaffiliated seller (the "Seller"), for a purchase price of $10,400,000. The Partnership also incurred costs of $45,805 in connection with the acquisition, and paid an acquisition fee of $197,505 to the General Partner upon the closing of the offering of Units. The Partnership financed the acquisition by assuming an existing first mortgage loan in the original principal amount of $8,000,000 (the "First Mortgage Loan") payable to Aetna Life Insurance Company and by obtaining interim bank financing in the amount of $2,750,000. On January 26, 1989, the Partnership sold back to the Seller an undeveloped parcel of land (approximately 15 acres) at the Royal Wood Apartments for a cash price of $800,000, of which $200,000 was used to repay a portion of the first mortgage loan on the property, and the balance was retained by the Partnership as cash reserves. The $2,750,000 interim bank loan was subsequently refinanced with a $2,750,000 loan from an affiliate of the Partnership. The affiliate loan was repaid in full on October 1, 1990, from the net proceeds of the offering of the Units.

      During 1996, the Partnership was able to satisfy its current obligations with cash flows from operations. Also in 1996, the Partnership continued its program of offering rent concessions in order to attract and retain tenants.

      During the fourth quarter of 1996, the General Partner distributed a notice of special meeting and proxy statement to the limited partners of the Partnership (the "Limited Partners") to obtain their approval of the sale of the Partnership's sole asset, the Royal Wood Apartments. In November 1996, the Limited Partners approved the sale of the Royal Wood Apartments and the property was sold on March 12, 1997 for $7,443,000. The General Partner has estimated the sales value, net of costs to sell, to be $7,370,000. Accordingly, the Partnership recorded an impairment loss of $857,361 for the year ended December 31, 1996, to reduce the Property's carrying value to its estimated fair value less cost to sell.

      Services at the Royal Wood Apartments were performed by on-site personnel all of whom are employees of NPI-CL Management L.P. ("NPI"), an unaffiliated third party. Such services were provided pursuant to a written agreement providing for fees equal to 5% of the gross revenues from the Royal Wood Apartments. NPI replaced Allstate Management Corp. ("Allstate"), an affiliate of the General Partner, as the property manager effective February 21, 1995. The amounts owed to Allstate and Clover for property management fees, reimbursable costs and prior advances were all waived and forgiven on March 12, 1997, upon the sale of the Property.

      In January 1996, NPI was acquired by an affiliate of Insignia Financial Group, Inc. The loan agreement entered into in connection with the First Mortgage Loan (the "Loan Agreement"), restricted the Partnership's ability to pay Insignia and, consequently, no fees have been paid or are owed to Insignia.

      Reference is made to "Item 6. Management's Discussion and Analysis or Plan of Operations" for a further discussion of the operations of the Partnership's business.


Item 2.   Description of Properties

      As a result of the sale of the Royal Wood Apartments, the Partnership does not have any remaining interests in real estate.

      The First Mortgage Loan was paid in full on March 12, 1997, for $7,000,000 from the proceeds of the sale of the Property. See "Note 3 of Notes to the Partnership's Financial Statements" under "Item 7. Financial Statements".

      The average occupancy rates at the Royal Wood Apartments for the years ended December 31, 1996 and 1995, were 95.2% and 95.0% respectively, and the average effective annual rentals per unit for those years were $6,783 and $6,181, respectively. The realty tax rate for 1996 for the Royal Wood Apartments was $41.51 per $1,000 of assessed value, resulting in annual realty taxes of $144,552 for 1996.


Item 3.   Legal Proceedings

      The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

Item 4.   Submission of Matters to a Vote of Security Holders

     On November 2, 1996, the General Partner distributed a notice of special meeting and proxy statement (the "Proxy Statement") to the Limited Partners to solicit their approval of two proposals relating to the sale of the Partnership's sole asset, the Royal Wood Apartments. The first proposal was to approve a sale (the "Sale") of the Royal Wood Apartments to a specific, unaffiliated buyer at a purchase price of $7,800,000 pursuant to a sale agreement which was executed on November 18, 1996 (the "Sale Agreement") and amended by a Reinstatement of and First Amendment to Agreement of Sale ("First Amendment") on December 30, 1996. The terms of the Sale Agreement are described in the Proxy Statement.

     The second proposal concerned the sale of the Royal Wood Apartments to another buyer by the General Partner (the "Alternative Sale"). The Alternative Sale would only be authorized if the Sale was approved, but was not completed for any reason. In addition, an Alternative Sale would have to be completed prior to December 31, 1999, for a purchase price not less than the fair market value of the Royal Wood Apartments (as set forth in an appraisal dated within nine months of the execution of an Alternative Sale agreement), and the purchaser in such transaction could not be an affiliate of the General Partner. The Proxy Statement provided that an approval of the Sale proposal and the Alternative Sale proposal was also to be deemed a consent to the termination and dissolution of the Partnership (upon completion of either the Sale or the Alternative Sale). Each proposal required the approval of the holders of more than 50% of the outstanding Units.

     A special meeting of the Limited Partners was held on November 27, 1996, and both of the proposals were adopted by a majority of the outstanding Units. With respect to the Sale, the Limited Partners voted 56% in favor of the matter, 4% opposed or abstained and 40% did not respond. With respect to the Alternate Sale proposal, the Limited Partners voted 53% in favor of the matter, 7% opposed or abstained and 40% did not respond. The Property was sold on March 12, 1997.


                                    PART II

Item 5. Market for the Partnership's Units of Limited Partnership Interests and Related Security Holder Matters

      There is no public market for the Units, and it is not anticipated that a public market for the Units will develop. Transferability of Units is subject to substantial restrictions, including limitations contained in the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), included as an Exhibit to the Prospectus and incorporated herein by reference. As of March 12, 1997, 351 limited partners held 3,591 Units of limited partnership interest.

      Cash distributions, if any, to be distributed to the partners of the Partnership are described generally at pages 25-26 in the Prospectus and page 2 in the Supplement No. 3, which descriptions are incorporated herein by reference. No distributions were made during 1996 or 1995 or the first quarter of 1997. As a result of the Sale, the General Partner anticipates making a distribution in the approximate amount of $100 per unit.


Item 6.     Management's Discussion and Analysis or Plan of Operations

      This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Financial Condition; Liquidity and Capital Resources

      The Partnership previously owned one residential apartment complex located in the Stone Mountain area east of DeKalb County, Georgia. The Property was sold on March 12, 1997. The Partnership acquired the Royal Wood Apartments on January 25, 1989, from an unaffiliated third party. The Partnership derived its revenues from rental income from this Property and was responsible for operating expenses, administrative expenses, capital improvements and debt service payments.

     At December 31, 1996, the Partnership had cash on hand of $123,872 including cash reserves of $79,179 and security deposits of $44,693. Total cash on hand at December 31, 1995 was $141,781, including cash reserves of $104,782 and $36,999 in security deposits. The Partnership's working capital was $29,266 at December 31, 1996, compared to a working capital deficit of $55,448, at December 31, 1995. The increase in working capital is attributable to the reclassification of the Partnership's investment property from a long-term asset to a current asset, partially offset by the reclassification of the mortgage balance to a current liability due to the July 1, 1997 maturity date of the First Mortgage Loan. The reclassification of the investment property was necessary under the provisions of "FASB 121", as discussed below.

     The Partnership's net cash flow from operations was $123,171 for the year ended December 31, 1996, compared to $117,018 for the year ended December 31, 1995. The increase in net cash flows from operations resulted from the increase in cash received from rentals, offset by an increase in cash paid for operating activities and interest paid.

     As of December 31, 1996, the Partnership owed a total of $808,896 to Allstate and Clover, including $385,049 in accrued property management fees and $423,847 in reimbursable costs and advances made to or on behalf of the Partnership. The amounts owed to both parties were waived and forgiven upon the occurrence of the sale of the Property on March 12, 1997 and will be recorded as an extraordinary gain on the extinguishment of debt in the first quarter of 1997.

     Effective February 21, 1995, the General Partner and certain of its affiliates entered into an agreement with NPI, an entity unaffiliated with the Partnership or its General Partner, pursuant to which NPI provided day-to-day asset management services for the Partnership as well as property management services for the Partnership. NPI is an affiliate of National Property Investors, Inc. On January 19, 1996, the stockholders of National Property Investors, Inc. sold all of the issued and outstanding stock to IFGP Corporation, an affiliate of Insignia Financial Group, Inc., who has provided property management services for the Property through the date the Property was sold on March 12, 1997, and will continue to provide services until the Partnership is dissolved.

Results of Operations

     Total revenues for the year ended December 31, 1996, were $1,653,175 compared to $1,502,645 for the year ended December 31, 1995. The increase in total revenue is attributable to rental rate increases at the Partnership's investment property.

     The average effective rentals per unit were $6,783 and $6,181 for 1996 and 1995, respectively. The average occupancy for the year ended December 31, 1996, was 95.2%, compared to 95.0% for the year ended December 31, 1995.

     Operating expenses for the years ended December 31, 1996 and 1995, were $792,202 and $688,325, respectively. The increase in operating expenses is primarily attributable to an increase in repairs and maintenance expenses incurred in efforts to increase the curb appeal of the Partnership's property. Depreciation expense was $204,820 and $268,693 for 1996 and 1995, respectively. The decrease in depreciation expense is due to the classification of the Partnership's investment property as an investment held for sale, effective September 30, 1996, as discussed below.

     During 1996, the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement requires that long-lived assets that are held for disposal be reported at the lower of the assets' carrying amount or fair value less costs related to the assets disposition. The reclassification of the investment property as held-for-sale resulted in an impairment loss of $572,361 upon the determination to sell the Property. During the fourth quarter, the impairment loss was increased to $857,361 due to a reduction in the anticipated sales proceeds pursuant to the First Amendment.

     The Partnership realized net losses for the years ended December 31, 1996 and 1995 of $900,910 and $146,810, respectively. The increase in net loss is due primarily to the impairment loss to adjust investment property held for sale to its fair market less costs to sell as discussed above and increased operating expenses, offset by increased rental revenues and decreased depreciation expense.

Subsequent Events

      On March 12, 1997, the Partnership sold the Royal Wood Apartments to an unaffiliated purchaser for a gross purchase price of $7,443,000. The gross proceeds less costs to sell of $73,000 approximate the carrying value of the investment property held for sale at December 31, 1996.

      A substantial portion of the proceeds from the sale of the Property were used to retire the First Mortgage Loan. The holder of the First Mortgage Loan Note accepted $7,000,000 in satisfaction of its liability, which resulted in an extraordinary gain on extinguishment of debt of $306,899 to be recognized in the first quarter of 1997.

     After paying all remaining debts and obligations of the Partnership, including the costs of dissolution, the General Partner anticipates making a distribution in the approximate amount of $100 per Unit.


ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CLOVER APPRECIATION PROPERTIES I, L.P.

LIST OF FINANCIAL STATEMENTS

    Report of Independent Auditors

    Balance Sheet - December 31, 1996

    Statements of Operations - Years ended December 31, 1996 and 1995

    Statements of Partners' (Deficit) Capital - Years ended
    December 31, 1996 and 1995

    Statements of Cash Flows - Years ended December 31, 1996 and 1995

    Notes to Financial Statements

    Schedule III - Real Estate and Accumulated Depreciation








REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS






Clover Appreciation Properties I, L.P.
Merchantville, New Jersey

We have audited the accompanying balance sheet of Clover Appreciation Properties I, L.P. (a Delaware limited partnership) as of December 31, 1996, and the related statements of operations, partners' (deficit) capital and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 6 on March 12, 1997, the Partnership sold the Royal Wood Apartments, the only revenue generating asset of the Partnership. A portion of the proceeds from the sale was used to retire the First Mortgage loan on the property. Other than amounts due to affiliates which will be forgiven (see Note
4), the Partnership intends to pay all of the remaining liabilities and dissolve the Partnership.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clover Appreciation Properties I, L.P. as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




                                                      BDO SEIDMAN, LLP

February 27, 1997,
  except for Notes 3 and 6,
  which are as of March 12, 1997

                    CLOVER APPRECIATION PROPERTIES I, L.P.
                                BALANCE SHEET

                              December 31, 1996



                              ASSETS


ASSETS
  Cash (including $44,693 of
    cash held for security deposits)                               $  123,872
  Accounts receivable                                                   4,662
  Real estate tax escrow                                               29,333
  Prepaid expenses                                                      4,199
  Investment property held for sale                                 7,370,000
 Utility deposits                                                         770

TOTAL ASSETS                                                       $7,532,836

                         LIABILITIES AND PARTNERS' DEFICIT



LIABILITIES
  Mortgage payable                                                 $7,325,375
  Accounts payable                                                      5,471
  Accrued interest                                                     54,940
  Accrued expenses                                                     54,991
  Tenants' security deposits                                           44,693
  Prepaid rent and other liabilities                                   17,330
  Due to affiliates                                                   808,896
   Total liabilities                                                8,311,696

PARTNERS' DEFICIT
  General partner                                                     (44,246)
  Limited partners (3,591 units outstanding)                         (734,614)
   Total partners' deficit                                           (778,860)

TOTAL LIABILITIES AND PARTNERS' DEFICIT                            $7,532,836

The accompanying notes are an integral part of these financial statements
                 CLOVER APPRECIATION PROPERTIES I, L.P.
                        STATEMENTS OF OPERATIONS



                                                      Year Ended December 31,

REVENUES                                                1996            1995
  Rental income                                     $1,653,107      $1,502,216
  Interest income                                           68             429
     Total revenues                                  1,653,175       1,502,645

EXPENSES
  Professional services                                14,207           21,934
  Interest                                             685,495         670,503
  Operating expenses
     (including affiliate transactions of $0
      in 1996 and $9,122 in 1995, respectively)       792,202          688,325
  Depreciation                                         204,820         268,693
  Impairment loss                                      857,361              --
     Total expenses                                  2,554,085       1,649,455

(Net loss)                                          $ (900,910)     $ (146,810)

(Net loss) per limited partnership unit             $  (248.37)     $   (40.47)

The accompanying notes are an integral part of these financial statements.


                       CLOVER APPRECIATION PROPERTIES I, L.P.
                     STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL

                                              General       Limited
                                              Partner       Partners        Total
Balance, December 31, 1994                  $ (33,769)     $ 302,629      $ 268,860

(Net loss) for the year ended
  December 31, 1995                            (1,468)      (145,342)      (146,810)

Balance, December 31, 1995                    (35,237)       157,287        122,050

(Net loss) for the year ended
  December 31, 1996                            (9,009)      (891,901)      (900,910)

Balance, December 31, 1996                   $(44,246)     $(734,614)     $(778,860)

   The accompanying notes are an integral part of these financial statements

                       CLOVER APPRECIATION PROPERTIES I, L.P.
                              STATEMENTS OF CASH FLOWS

                                                     Year Ended December 31,
                                                       1996           1995
OPERATING ACTIVITIES
Cash received from rentals                          $1,621,567    $1,485,936
Interest received                                           68           429
Interest paid                                         (686,020)     (670,982)
Cash paid for other expenses                          (812,444)     (698,365)

  Net cash provided by operating activities            123,171       117,018

INVESTING ACTIVITIES
Expenditures for property                              (71,182)      (29,924)

FINANCING ACTIVITIES
Repayment of mortgage payable                          (69,898)      (63,903)

   Net (decrease) increase in cash                     (17,909)       23,191

Cash, at beginning of year                             141,781       118,590

Cash, at end of year                               $   123,872    $  141,781

Reconciliation of loss to net cash
  provided by operating activities:
   Net loss                                         $ (900,910)   $ (146,810)

Adjustments:
  Depreciation                                         204,820       268,693
  Impairment loss                                      857,361            --
  Decrease (increase) in accounts receivable             5,924       (10,586)
  (Increase) decrease in real estate tax escrow        (15,904)       21,268
  Decrease (increase) in prepaid expenses                5,799        (7,265)
  (Decrease) in accounts payable                       (32,142)      (20,801)
  Increase in accrued expenses
    and interest                                        31,408         5,392
  Increase in tenants' security deposits                 4,279        10,157
  (Decrease) in prepaid rents                          (37,464)      (12,152)
  Increase in due to affiliates                             --         9,122

Total adjustments                                    1,024,081       263,828

Net cash provided by operating activities           $  123,171    $  117,018

     The accompanying notes are an integral part of these financial statements

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

Net Loss and Distributions Per Partnership Unit

Net loss and distributions per limited partnership unit are computed from the date of the closing of the Minimum Offering (October 1, 1990) based upon net loss and distributions allocated to the limited partners and the weighted average number of limited partnership units outstanding. Per unit information has been computed based on 3,591 weighted average limited partnership units outstanding.

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

Investment Property

In 1996, the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

Fair Value

In 1996, the Partnership implemented "Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate the value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to their short-term nature. The estimated fair value of the Partnership's mortgage note payable approximates the present value of cash flows discounted at estimated borrowing rates for similar debt instruments.


1.  Organization and Basis of Accounting

Clover Appreciation Properties I, L.P. (the "Partnership") is a limited partnership which was formed in June 1988, in the State of Delaware for the purpose of acquiring, operating and holding, directly or indirectly, residential real estate for investment purposes. Leases primarily have a term of one year or less. The general partner of the Partnership is Crown Management Corporation ("Crown"), a wholly-owned subsidiary of Clover Financial Corporation ("Clover").

The Partnership's records are maintained on the accrual basis of accounting as adjusted for federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments, where applicable, to reflect the Partnership's accounts on the accrual basis of accounting according to generally accepted accounting principles ("GAAP"). For tax purposes, the Partnership in 1990 filed a Section 754 election due to the transfer of the limited partners' interest during the year resulting in stepped up basis of the Partnership's investment property. In addition, the costs incurred to modify the mortgage agreement in 1992 have been expensed for book purposes and capitalized for tax purposes and are being amortized over the remaining life of the mortgage.

The net effect of these items is summarized as follows:

                          December 31, 1996             December 31, 1995
                      GAAP Basis       Tax Basis    GAAP Basis      Tax Basis
Total assets          $7,532,836      $9,495,371    $8,487,563      $9,719,442
Partners' capital
 (deficit)              (778,860)      1,199,874       122,050       1,353,929
Net loss                (900,910)       (154,055)     (146,810)       (188,458)


Reconciliation of net loss per financial statements to net loss per federal income tax returns is as follows:

                                      For the years ended December 31,
                                         1996                 1995
Net loss per financial
  statement                           $(900,910)           $(146,810)
Reconciling items:
  Depreciation                         (103,367)             (34,509)
  Amortization of debt
    modification costs                   (7,139)              (7,139)
  Impairment loss                       857,361                   --

Net loss per federal
  income tax return                   $(154,055)           $(188,458)


2.  Investment Property Held for Sale

Investment property held for sale refers to the Royal Wood Apartments, a 256 unit residential apartment complex located in Stone Mountain, Georgia, and as of December 31, 1996, it consists of:

                                               1996
Land                                        $1,074,058
Apartment buildings                          7,520,590
Furniture and fixtures                         789,227
                                             9,383,875
Less accumulated depreciation                2,013,875
                                            $7,370,000


During the fourth quarter of 1996, Crown Management Corporation (the "General Partner") distributed a notice of special meeting and proxy statement to the Limited Partners to obtain their approval of the sale of the Partnership's sole asset, the Royal Wood Apartments. In November of 1996, the Limited Partners voted to approve the sale of the property. The General Partner estimated the sales value, net of costs to sell, amounting to $73,000, to be $7,370,000. Accordingly, the Partnership recorded an impairment loss of $572,361 to reduce the property's carrying value to its estimated fair value less cost to sell at September 30, 1996. During the fourth quarter, the impairment loss was increased to $857,361 due to a reduction in the sales proceeds per the final sales contract. The impairment loss was allocated to the individual assets based upon their individual costs.

Depreciation was historically provided over the estimated useful lives of the various assets using the straight-line method. The estimated lives ranged from 27 to 40 years for apartment buildings and 7 to 12 years for furniture and fixtures. Maintenance and repair costs were charged to expense as incurred. Significant betterments and improvements were capitalized. Effective September 30, 1996, the property was classified as an investment held for sale and no additional depreciation expense was recorded.

3.  Notes and Mortgage Payable

In connection with the acquisition of the Royal Wood Apartments, the Partnership assumed a first mortgage loan held by Aetna Life Insurance Company in the original amount of $8,000,000. The note evidencing that loan was collateralized by the deed to the property and by the assignment of all rents and leases. The note bore interest at a rate of 9.375%.

On November 25, 1992, the Partnership entered into a loan modification agreement with Aetna Life Insurance Company effective May 1, 1992. The modification resulted in a reduction of the interest rate on the loan from 9.375 to 9% effective August 1, 1992. From September 1992 to June 1997, monthly payments of principal and interest of $61,053 were to be made with a balloon payment of $7,288,004 due July 1, 1997, the maturity date of the mortgage. The lender agreed to waive all default charges and late fees.

The modification also provided for the following:

Additional principal payments equal to the excess cash flow, as defined in the agreement as all operating income less approved expenses for the fiscal years ended June 30, 1993 through 1996. Approved expenses are defined as day to day expenses relating to the operation, management or ownership of the property exclusive of management fees, payments to the Partnership or the General Partner and affiliates, except for health insurance costs and computer fees.

If, during any of the years ended June 30, 1995 through 1997, the additional interest payment equals or exceeds the additional principal payment for that period, no additional principal payment is due. Payment of additional interest and principal are due on July 25 of each year. Through the reporting period ended June 30, 1995 there had been no excess cash flow and, therefore, there had been no payments of additional principal and interest due under the provisions of the modification. During the period ended June 30, 1996, the property remitted $19,618 in cash flow interest payments to the lender.

On March 12, 1997, the Royal Wood Apartments were sold to an unaffiliated purchaser and the debt secured by the Property was retired for $7,000,000, which resulted in an extraordinary gain on extinguishment of debt of $306,899 to be recognized at the sale date.

4.  Transactions With Affiliates

Clover and its affiliates are entitled to reimbursement for administrative services rendered to the Partnership, direct expenses of Partnership operations, and goods and services used by and for the Partnership. In addition, Clover and its affiliates advanced the Partnership funds to pay initial offering, organizational, and acquisition costs, as well as to fund additional working capital outlays. These advances are non-interest bearing and a portion of the advances were repaid by the Partnership from the proceeds of the sale of limited partnership units. Clover and its affiliates also advanced the Partnership funds to pay the first and second quarter 1991 distributions. As of December 31, 1996, advances due to Clover and its affiliates were $321,293.

Per the loan modification agreement, only approved expenses, which are expenses that relate to the operation, management or ownership of the property, are permitted to be paid. Approved expenses do not include management fees and payments to reimburse the General Partner and its affiliates except for health insurance costs and computer fees.

Effective February 21, 1995, NPI-CL, L.P. ("NPI") which is unaffiliated with the general partner, replaced an affiliate of the general partner as property manager. Until that time, as compensation for property management services performed with respect to the Property, the affiliate was entitled to fees in an amount not to exceed 5% of gross revenues. At December 31, 1996, these fees were accrued. The amounts owed to both parties will be waived and forgiven upon the sale of the property in 1997.


                                               Reimbursable
                              Management        Costs and
                                 Fees            Advances           Total

Due to affiliates, balance
  at January 1, 1995           $376,439          $423,335          $799,774

Incurred during 1995              8,610               512             9,122
Payments during 1995                 --                --                --

Due to affiliates, balance
  at December 31, 1995          385,049           423,847           808,896

Incurred during 1996                 --                --                --
Payments during 1996                 --                --                --

Due to affiliates, balance
  at December 31, 1996         $385,049          $423,847          $808,896


5.  Partnership Agreement

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

Net income of the Partnership from operations will be allocated as follows:

(a) first, if the Partnership made net cash receipts distributions with respect to such period, an amount of net income up to the amount of such net cash receipts distributions shall be allocated among the partners in the same proportions as such net cash receipts distributions were made; provided, however, that if the total amount of net income is less than the amount of net cash receipts distributions for such a period, an amount of net income equal to the amount of net cash receipts distributions distributed to the General Partner shall be allocated to the General Partner and all remaining net income shall be allocated to the Limited Partners;

(b) second, to those partners having deficit balances in their capital accounts in proportion to and to the extent of such deficits.

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


6.  Subsequent Events

On March 12, 1997, the Partnership sold the Royal Wood Apartments to an unaffiliated purchaser for a gross purchase price of $7,443,000. The gross proceeds less costs to sell of $73,000 approximate the carrying value of the investment property held for sale at December 31, 1996.

A substantial portion of the proceeds from the sale of the Property were used to retire the First Mortgage Loan. The holder of the First Mortgage Loan accepted $7,000,000 in satisfaction of its liability, which resulted in an extraordinary gain on extinguishment of debt of $306,899 which will be recognized in the first quarter of 1997.

After paying all remaining debts and obligations of the Partnership including the costs of dissolution, the General Partner anticipates making a distribution in the approximate amount of $100 per Unit.

Schedules of Real Estate and Accumulated Depreciation

                                  Gross Amount at Which
                           Carried at December 31, 1996 (A) (D)
                                                                              Life on Which
                                                                             Depreciation Has
            Buildings and                              Date of      Date     Been Computed
  Land      Improvements  Total(B) Depreciation(C)  Construction  Acquired      in 1996
$1,074,058   $8,309,817  $9,383,875  $2,013,875         1979      1/25/89      7-40 years

                                                               Net Cost Reduced
                                      Initial Cost         Subsequent to Acquisition
                                             Buildings and            Buildings and
Description            Encumbrance    Land     Improvements     Land   Improvements
256-unit residential      Deed     $1,132,248   $8,513,557    $(58,190)  $(203,740)
apartment complex

(A) The aggregate cost for federal income tax purposes is equal to the amount at which the real estate is carried for financial reporting purposes, plus the additional stepped up basis due to a Section 754 election in the amount of $1,403,493 less the impairment loss amounting to $807,361.

(B)  Reconciliation of real estate:

                                               Year Ended December 31,
                                                 1996           1995

     Balance, at beginning of year            $10,120,054   $10,090,130
          Expenditures for property                71,182        29,924
          Impairment loss (1)                    (807,361)           --

     Balance, at end of year                    9,383,875    10,120,054
     Less accumulated depreciation              2,013,875     1,809,055

     Investment property held for sale        $ 7,370,000   $ 8,310,999


(1) Impairment loss does not include $50,000 of valuation reserves recorded for future purchases of capitalizable items during the period the property is held for sale.

(C) Reconciliation of accumulated depreciation:

                                               Year Ended December 31,
                                                 1996          1995

     Balance, at beginning of year            $1,809,055    $1,540,362
          Depreciation expense                   204,820       268,693

     Balance, at end of year                  $2,013,875    $1,809,055

(D) Effective September 30, 1996, the Partnership determined that the property was held for sale.


Item 8.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure

            None.


                                      PART III

Item 9.   Directors and Executive Officers of the Partnership

      The General Partner has the sole right to manage the business of the Partnership and make any and all decisions with respect thereto. The Limited Partners are allowed to vote or consent only in limited circumstances as permitted by the Act and as specifically set forth in the Partnership Agreement. The General Partner has ultimate authority in all Partnership business decisions.

      The General Partner has the right to delegate management functions. Limited Partners have no right to participate in the management of the Partnership.

      The General Partner is a New Jersey corporation which is a wholly-owned subsidiary of Clover Financial Corporation ("Clover"), a New Jersey corporation which has engaged, directly and indirectly, in real estate ownership and operation since 1972. The officers and directors of the General Partner, Donald
N. Love, Steven R. Zalkind and Stanley E. Borucki, are also officers and/or directors of Clover. In addition, Messrs. Love and Zalkind are the majority shareholders of Clover.

      Various relationships of the Partnership to the General Partner and its affiliates are described at pages 13-15 of the Prospectus, which description is incorporated herein by reference.

            The executive officers and directors of the General Partner and Clover are as follows:

Name                               Age                      Position

Donald N. Love                      58                President, Director

Steven R. Zalkind                   54                Vice President, Director

Stanley E. Borucki                  43                Treasurer

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

Item 10.  Executive Compensation

      The officers and directors of the General Partner receive no current direct compensation for serving in such capacities. The General Partner received acquisition fees for services rendered in connection with the selection and acquisition of direct or indirect interests in properties and the General Partner will be entitled to receive a share of cash distributions. Such fees and distributions are described generally under the caption "Compensation and Fees" at pages 10-12 and under the caption "Allocations of Profits and Losses and Cash Distributions" on pages 25-26 of the Prospectus dated September 18, 1987 and at pages A-7 to A-11 of the Partnership Agreement, included as an Exhibit to the Prospectus, which descriptions are incorporated herein by reference.

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

      In accordance with the Partnership Agreement, the General Partner and its affiliates may be reimbursed by the Partnership for the actual costs advanced by them for materials used by the Partnership and obtained from unaffiliated parties, administrative services and direct expenses of Partnership operations. However, the agreement entered into by the Partnership in connection with the modification of its First Mortgage Loan prohibited the payment of any fees or costs to the General Partner other than health insurance costs and computer fees. Any other reimbursable costs were required to be accrued and were not allowed to be paid until the First Mortgage Loan was fully paid. Proceeds from the sale of the Property were used to pay the First Mortgage Loan in full and the amounts due the General Partner and its affiliates were forgiven.

      Reference is made to "Note 4" of Notes to the Partnership's Financial Statements under "Item 7. Financial Statements", which contain information on the amounts of acquisition fees and reimbursements which were actually earned by the General Partner and its affiliates and actually paid by the Partnership. Reference is made to the Statements of Partners'(Deficit) Capital in the Partnership's Financial Statements under "Item 7. Financial Statements", which contain information on the amount of cash distributions actually made by the Partnership to the General Partner.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

      No person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) is known to the Partnership to be the beneficial owner of more than five percent of the outstanding Units as of March 12, 1997.

      As of March 12, 1997, the directors of the General Partner and the directors and officers of the General Partner as a group subscribed for the following Units of the Partnership:

                              Amount and nature
                                of Beneficial        Percentage
Name                          Ownership of Units      Interest

Donald N. Love                        6                   *
All directors and
 officers as a group
(3 persons)                           6                   *
* Less than one percent

      All the outstanding shares of the Common Stock of the General Partner are owned by Clover as discussed under "Item 9. Directors and Executive Officers of the Partnership".

Item 12.  Certain Relationships and Related Transactions

      Since January 1, 1995, there were no significant transactions or business relationships with the General Partner or its affiliates, and none are currently proposed, other than those described in "Item 10. Executive Compensation". As of December 31, 1995, the Partnership was indebted to Clover and its affiliates in the aggregate amount of $808,896, including $385,049 in accrued property management fees and $423,847 in reimbursable costs and advances made to or on behalf of the Partnership. The $808,896 was forgiven by the General Partner and its affiliates upon the sale of the Property.

Item 13.  Exhibits, Financial Statements, Schedules and Reports on 8-K

      (a)  Exhibits:

           Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

           See Exhibit Index contained herein for listing of exhibits.

      (b)  Reports on Form 8-K filed during the fourth quarter of 1996:

           None.
                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CLOVER APPRECIATION PROPERTIES I, L.P.

                         CROWN MANAGEMENT CORPORATION,
                         General Partner



Date:March 27, 1997      By:    /s/ Donald N. Love
                                 Donald N. Love, President


Date:March 27, 1997      By:    /s/ Stanley E. Borucki
                                 Stanley E. Borucki, Treasurer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Date: March 27, 1997    /s/ Donald N. Love
                        Donald N. Love, Director and
                        President of Crown Management
                        Corporation, the General Partner


Date: March 27, 1997   /s/ Steven R. Zalkind
                       Steven R. Zalkind, Director
                       and Vice-President of
                       Crown Management Corporation,
                       the General Partner


                               INDEX OF EXHIBITS

     EXHIBIT NO.              DOCUMENT DESCRIPTION

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

      10.3 Agreement of Sale dated November 18, 1996 between the Partnership and Strand, Inc.

      10.4 Reinstatement of and First Amendment to Agreement of Sale dated December 30, 1996 between the Partnership and Strand, Inc.

      27       Financial Data Schedule


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

     *99.4 Supplement No. 5 dated April 25, 1990 to the Prospectus and Supplements No. 1 and 3 and superseding Supplement Nos. 2 and 4, as filed with the Commission pursuant to Rules 424(b)(3) and 424(c) on May 2, 1990, and as part of Post-Effective Amendment No. 5 to the Registration Statement.


 *  Incorporated by reference.


     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY PARTNERSHIPS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     Pursuant to the Partnership Agreement and certain undertakings in the Registration Statement, the Partnership is obligated to provide an annual report to Limited Partners of the Partnership on or before April 30, 1997. The Partnership will furnish copies of such report to the Commission when it is sent to the Limited Partners.