Form 10QSB
period 1997-03-31
CLOVER APPRECIATION PROPERTIES I L P
filed 1997-05-15
CIK 837103

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


                   For the quarterly period March 31, 1997


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

                       4300 Haddonfield Road, Suite 314
                         Pennsauken, New Jersey 08109
                   (Address of principal executive offices)

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

                                 March 31, 1997


                              ASSETS

ASSETS
  Cash                                                             $  432,936
  Prepaid expenses                                                      8,492
TOTAL ASSETS                                                       $  441,428
                      LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Accrued expenses                                                 $   62,309
   Total liabilities                                                   62,309

PARTNERS' CAPITAL
  General partner                                                          --
  Limited partners (3,591 units outstanding)                          379,119
   Total partners' capital                                            379,119

TOTAL LIABILITIES AND PARTNERS' CAPITAL                            $  441,428

The accompanying notes are an integral part of these financial statements

b)                      CLOVER APPRECIATION PROPERTIES I, L.P.
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                           Three Months Ended
                                                                 March 31,
                                                            1997            1996
REVENUES
  Rental income                                        $   346,610      $   408,507
  Interest income                                            1,708               --
       Total revenues                                      348,318          408,507

EXPENSES
  Professional services                                     41,273            2,297
  Interest                                                 129,837          166,141
  Operating expenses                                       135,024          142,719
  Depreciation                                                  --           67,754
       Total expenses                                      306,134          378,911

Income before extraordinary items                           42,184           29,596

Extraordinary gain on forgiveness of debt                1,115,795               --

Net income                                             $ 1,157,979      $    29,596

Net income per limited partnership unit:
   Income before extraordinary item                    $     11.63      $      8.24
   Extraordinary item                                       298.52               --

Net income per limited partnership unit                $    310.15      $      8.24

      The accompanying notes are an integral part of these financial statements.

c)                     CLOVER APPRECIATION PROPERTIES I, L.P.
                      STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                     FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                    (Unaudited)

                                            General        Limited
                                            Partner        Partners         Total
Balance at January 1, 1997                $  (44,246)    $  (734,614)   $  (778,860)

Net income for the three months
  months ended March 31, 1997                 44,246       1,113,733      1,157,979

Balance at March 31, 1997                 $       --     $   379,119    $   379,119

     The accompanying notes are an integral part of these financial statements

  d)                   CLOVER APPRECIATION PROPERTIES I, L.P.
                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                            1997               1996
OPERATING ACTIVITIES

Cash received from rentals                              $   333,942         $  408,086
Cash paid for operating expenses                           (193,333)          (120,114)
Interest received                                             1,708                 --
Interest paid                                              (184,777)          (221,606)

  Net cash (used in) provided by
    operating activities                                    (42,460)            66,366

INVESTING ACTIVITIES
Expenditures for property                                        --             (6,598)
Net proceeds from sale of property                        7,370,000                 --
Disposition of property
  Net cash provided by (used in)
     investing activities                                 7,370,000             (6,598)

FINANCING ACTIVITIES
Payments on mortgage payable                                (18,476)           (22,607)
Repayment of mortgage payable                            (7,000,000)                --

  Net cash used in financing activities                  (7,018,476)           (22,607)

Net increase in cash                                        309,064             37,161

Cash, at beginning of period                                123,872            141,781

Cash, at end of period                                  $   432,936         $  178,942

RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
   Net income                                           $ 1,157,979         $   29,596

Adjustments:
  Depreciation                                                   --             67,754
  Gain on forgiveness of debt                            (1,115,795)                --
  Decrease in accounts receivable                             4,662              3,159
  Decrease (increase) in real estate tax escrow              29,333            (34,984)
 (Increase) decrease in prepaid expenses                     (4,293)               494
  Decrease in utility deposits                                  770                 --
 (Decrease) increase in accounts payable                     (5,471)            25,418
  Decrease in accrued interest                              (54,940)           (55,465)
  Increase in accrued expenses                                7,318             31,903
 (Decrease) increase in tenants' security deposits          (44,693)             2,071
  Decrease in prepaid rents and other liabilities           (17,330)           (3,580)

Total adjustments                                        (1,200,439)            36,770

Net cash (used in) provided by operating activities    $   (42,460)             66,366

     The accompanying notes are an integral part of these financial statements

e)                     CLOVER APPRECIATION PROPERTIES I, L.P.
                           NOTES TO FINANCIAL STATEMENTS
                                   MARCH 31, 1997
                                    (Unaudited)


Readers of this quarterly report should refer to the audited financial statements of Clover Appreciation Properties I, L.P. (the "Partnership") as of December 31, 1996, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

1. Sale of Investment Property Held for Sale

During the fourth quarter of 1996, Crown Management Corporation (the "General Partner") distributed a notice of special meeting and proxy statement to the Limited Partners to obtain their approval of the sale of the Partnership's sole asset, the Royal Wood Apartments. In November of 1996, the Limited Partners voted to approve the sale of the property.

On March 12, 1997, the Partnership sold the Royal Wood Apartments (the "Property") to an unaffiliated purchaser for a gross purchase price of $7,443,000. The gross proceeds of $7,370,000 (net of costs to sell of $73,000) approximated the carrying value of the investment property held for sale at the date of sale.

A substantial portion of the proceeds from the sale of the Property were used to retire the First Mortgage Loan. The holder of the First Mortgage Loan accepted $7,000,000 in satisfaction of its liability, which resulted in an extraordinary gain on extinguishment of debt of $306,899.

Depreciation was historically provided over the estimated useful lives of the various assets using the straight-line method. The estimated lives ranged from 27 to 40 years for apartment buildings and 7 to 12 years for furniture and fixtures. Maintenance and repair costs were charged to expense as incurred. Significant betterments and improvements were capitalized. Effective September 30, 1996, the property was classified as an investment held for sale with no additional depreciation expense being recorded.


2.Transactions with Affiliates:

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

As of December 31, 1996, the Partnership was indebted to Clover and its affiliates in the aggregate amount of $808,896, including $385,049 in accrued property management fees and $423,847 in reimbursable costs and advances made to or on behalf of the Partnership. The $808,896 was forgiven by the General Partner and its affiliates upon the sale of the Property which resulted in an extraordinary gain on extinguishment of debt.

An expense of $35,000, included in professional fees, was charged by the General Partner for the dissolution of the Partnership for application to contingent partnership liabilities and for a waiver of the General Partner's indemnification rights. At March 31, 1997, this amount is included in accrued expenses.


3.General:

The financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of results for the interim period presented. Such adjustments are of a normal recurring nature.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition; Liquidity and Capital Resources

  The Partnership owned one residential apartment complex located in DeKalb County, Georgia. The Partnership acquired the Royal Woods Apartments on January 25, 1989 from an unaffiliated third party. The Partnership derived its revenues from rental income from this property and was responsible for operating expenses, administrative expenses, capital improvements and debt service payments.

  On March 12, 1997, the Partnership sold the Royal Wood Apartments to an unaffiliated purchaser for a gross purchase price of $7,443,000. The gross proceeds of $7,370,000 (net of costs to sell of $73,000) approximated the carrying value of the investment property held for sale at the date of sale.

  A substantial portion of the proceeds from the sale of the Property were used to retire the First Mortgage Loan. The holder of the First Mortgage Loan accepted $7,000,000 in satisfaction of its liability, which resulted in an extraordinary gain on extinguishment of debt of $306,899.

  On March 31, 1997, the Partnership had cash on hand of $432,936. Total cash on hand on December 31, 1996, of $123,872, included cash reserves of $79,179 and $44,693 in security deposits. The Partnership's working capital was $379,119 on March 31, 1997, as compared to working capital of $29,266 on December 31, 1996. The increase in working capital is attributable to the increase in cash resulting from the sale of the Royal Wood noted above.

  The Partnership's net cash flow used in operations was $42,460 during the three months ended March 31, 1997, compared to cash provided by operations of $66,366 for the corresponding period of 1996. The decrease in net cash flow from operations during the three months ended March 31, 1997, was primarily attributable to a decrease in cash received from rentals and an increase in cash paid for operating expenses, partially offset by a decrease in interest paid.
No distributions to partners were made during the three months ended March 31, 1997. As a result of the sale, the General Partner anticipates making a distribution in the approximate amount of $100 per unit.

  As of December 31, 1995, the Partnership was indebted to Clover and its affiliates in the aggregate amount of $808,896, including $385,049 in accrued property management fees and $423,847 in reimbursable costs and advances made to or on behalf of the Partnership. The $808,896 was forgiven by the General Partner and its affiliates upon the sale of the Property which resulted in an extraordinary gain on extinguishment of debt.

  Effective February 21, 1995, the General Partner and certain of its affiliates entered into an agreement with NPI-CL Management L.P. ("NPI"), an entity unaffiliated with the Partnership or its General Partner, pursuant to which NPI began providing day-to-day asset management services for the Partnership as well as property management services for the Partnership. NPI is an affiliate of National Property Investors, Inc. On January 19, 1996, the stockholders of National Property Investors, Inc. sold all of the issued and outstanding stock to IFGP Corporation, an affiliate of Insignia Financial Group, Inc., an entity unaffiliated with the Partnership or its General Partner, who has provided property management services for the Property through the date the Property was sold on March 12, 1997 and will continue to provide services until the Partnership is dissolved.


Results of Operations

  Total revenues for the three months ended March 31, 1997, were $348,318 compared to $408,507 for the corresponding period of 1996. The decrease in total revenues for the three months ended March 31, 1997, is primarily attributable to the sale of the Partnership's sole property on March 12, 1997, as discussed above, partially offset by rental rate increases at the Partnership's investment property.

  Professional fees for the three months ended March 31, 1997 and 1996, were $41,273 and $2,297, respectively. The increase in professional fees was due to the increased fees associated with the sale and wrap-up of the Partnership in 1997.

  Interest expense for the three months ended March 31, 1997 and 1996, was $129,837 and $166,141, respectively. The decrease in interest expense is due to the retirement of the mortgage payable on March 12, 1997.

  Operating expenses for the three months ended March 31, 1997, were $135,024 compared to $142,719 for the corresponding period of 1996. The decrease in operating expenses is attributable to the sale of the Partnership's sole property on March 12, 1997, as discussed above, partially offset by increased repairs and maintenance expenses required by the sale of the Property.

  The Partnership had net income of $1,157,979 during the three months ended March 31, 1997, compared to net income of $29,596 for the corresponding period of 1996. The change in net income for the three months ended March 31, 1997, is primarily attributable to the $1,115,795 gain on forgiveness of debt comprised of $306,899 related to the portion of the first mortgage loan forgiven and $808,896 of debt forgiveness related to the indebtedness to Clover and its affiliates, as discussed above.


                            PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         (b)   Reports on Form 8-K.

               None.


                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





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


                                 Date: May 15, 1997